Form 10-Q
period 2024-06-29
B&G Foods, Inc.
filed 2024-08-06
CIK 1278027

As filed with the Securities and Exchange Commission on August 6, 2024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 29, 2024 or

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

As of August 1, 2024, the registrant had 79,163,886 shares of common stock, par value $0.01 per share, issued and outstanding.

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

- iii -

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

B&G Foods, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 29,	December 30,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$40,323	$41,094
Trade accounts receivable, net	142,252	143,015
Inventories	559,594	568,980
Prepaid expenses and other current assets	42,803	41,747
Income tax receivable	11,604	7,988
Total current assets	796,576	802,824

Property, plant and equipment, net of accumulated depreciation of $446,027 and $426,084 as of June 29, 2024 and December 30, 2023, respectively	287,395	302,288
Operating lease right-of-use assets	64,140	70,046
Finance lease right-of-use assets	1,303	1,832
Goodwill	548,589	619,399
Other intangible assets, net	1,617,047	1,627,836
Other assets	24,768	23,484
Deferred income taxes	11,731	15,581
Total assets	$3,351,549	$3,463,290

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$126,210	$123,778
Accrued expenses	64,166	83,217
Current portion of operating lease liabilities	17,841	16,939
Current portion of finance lease liabilities	1,082	1,070
Current portion of long-term debt	265,392	22,000
Income tax payable	240	475
Dividends payable	15,041	14,939
Total current liabilities	489,972	262,418

Long-term debt, net of current portion	1,779,034	2,023,088
Deferred income taxes	248,909	267,053
Long-term operating lease liabilities, net of current portion	46,517	53,724
Long-term finance lease liabilities, net of current portion	183	726
Other liabilities	21,923	20,818
Total liabilities	2,586,538	2,627,827
Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share. Authorized 125,000,000 shares; 79,163,886 and 78,624,419 shares issued and outstanding as of June 29, 2024 and December 30, 2023, respectively	792	786
Additional paid-in capital	21,288	46,990
Accumulated other comprehensive (loss) income	(5,858)	2,597
Retained earnings	748,789	785,090
Total stockholders’ equity	765,011	835,463
Total liabilities and stockholders’ equity	$3,351,549	$3,463,290

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29,	July 1,	June 29,	July 1,
	2024	2023	2024	2023
Net sales	$444,590	$469,637	$919,813	$981,451
Cost of goods sold	352,553	367,361	718,895	764,939
Gross profit	92,037	102,276	200,918	216,512

Operating expenses:
Selling, general and administrative expenses	43,128	47,872	91,740	94,601
Amortization expense	5,111	5,211	10,223	10,452
Impairment of goodwill	—	—	70,580	—
Loss on sales of assets	—	—	135	85
Operating income	43,798	49,193	28,240	111,374

Other (income) and expenses:
Interest expense, net	37,808	35,814	75,633	75,249
Other income	(1,046)	(936)	(2,088)	(1,857)
Income (loss) before income tax expense (benefit)	7,036	14,315	(45,305)	37,982
Income tax expense (benefit)	3,098	3,762	(9,004)	24,014
Net income (loss)	$3,938	$10,553	$(36,301)	$13,968

Weighted average shares outstanding:
Basic	79,083	72,237	78,865	72,008
Diluted	79,389	72,380	78,865	72,087

Earnings (loss) per share:
Basic	$0.05	$0.15	$(0.46)	$0.19
Diluted	$0.05	$0.15	$(0.46)	$0.19

Cash dividends declared per share	$0.19	$0.19	$0.38	$0.38

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29,	July 1,	June 29,	July 1,
	2024	2023	2024	2023
Net income (loss)	$3,938	$10,553	$(36,301)	$13,968

Other comprehensive (loss) income:
Foreign currency translation adjustments	(8,531)	4,579	(8,436)	9,739
Pension loss, net of tax	(11)	(6)	(19)	(6)
Other comprehensive (loss) income	(8,542)	4,573	(8,455)	9,733
Comprehensive (loss) income	$(4,604)	$15,126	$(44,756)	$23,701

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

As of June 29, 2024

(In thousands, except share and per share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Income	Earnings	Equity
Balance at December 30, 2023	78,624,419	$786	$46,990	$2,597	$785,090	$835,463
Foreign currency translation	—	—	—	95	—	95
Change in pension benefit (net of $3 of income taxes)	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	(40,239)	(40,239)
Share-based compensation	—	—	1,519	—	—	1,519
Issuance of common stock for share-based compensation	479,746	6	(6)	—	—	—
Cancellation of restricted stock for tax withholding upon vesting	(51,997)	(1)	(589)	—	—	(590)
Cancellation of restricted stock upon forfeiture	(676)	—	—	—	—	—
Dividends declared on common stock, $0.19 per share	—	—	(15,020)	—	—	(15,020)
Balance at March 30, 2024	79,051,492	$791	$32,894	$2,684	$744,851	$781,220
Foreign currency translation	—	—	—	(8,531)	—	(8,531)
Change in pension benefit (net of $3 of income taxes)	—	—	—	(11)	—	(11)
Net income	—	—	—	—	3,938	3,938
Share-based compensation	—	—	3,461	—	—	3,461
Issuance of common stock for share-based compensation	116,532	1	(1)	—	—	—
Cancellation of restricted stock for tax withholding upon vesting	(2,671)	—	(25)	—	—	(25)
Cancellation of restricted stock upon forfeiture	(1,467)	—	—	—	—	—
Tax benefit from net issuance of common stock for share-based compensation	—	—	—	—	—	—
Stock options exercised	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—
Dividends declared on common stock, $0.19 per share	—	—	(15,041)	—	—	(15,041)
Balance at June 29, 2024	79,163,886	$792	$21,288	$(5,858)	$748,789	$765,011

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

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Twenty-six Weeks Ended
	June 29,	July 1,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(36,301)	$13,968
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	34,552	35,304
Amortization of operating lease right-of-use assets	9,480	8,905
Amortization of deferred debt financing costs and bond discount/premium	3,208	4,684
Deferred income taxes	(15,158)	15,097
Impairment of goodwill	70,580	—
Loss on sales of assets	258	177
Gain on extinguishment of debt	—	(786)
Share-based compensation expense	4,395	3,301
Changes in assets and liabilities, net of effects of businesses acquired:
Trade accounts receivable	468	7,381
Inventories	3,136	57,200
Prepaid expenses and other current assets	(787)	(2,332)
Income tax receivable/payable, net	(4,001)	(1,078)
Other assets	(2,646)	(1,042)
Trade accounts payable	4,472	6,639
Accrued expenses	(26,326)	(16,046)
Other liabilities	1,080	1,005
Net cash provided by operating activities	46,410	132,377

Cash flows from investing activities:
Capital expenditures	(13,747)	(10,605)
Proceeds from sales of assets	(422)	51,497
Net cash (used in) provided by investing activities	(14,169)	40,892

Cash flows from financing activities:
Repurchases of senior notes	(21,315)	(23,350)
Repayments of borrowings under term loan facility	(685)	(121,000)
Repayments of borrowings under revolving credit facility	(60,000)	(107,500)
Borrowings under revolving credit facility	80,000	105,000
Dividends paid	(29,958)	(27,337)
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	(615)	(1,879)
Net cash used in financing activities	(32,573)	(176,066)

Effect of exchange rate fluctuations on cash and cash equivalents	(439)	127
Net decrease in cash and cash equivalents	(771)	(2,670)

Cash and cash equivalents at beginning of period	41,094	45,442
Cash and cash equivalents at end of period	$40,323	$42,772

Supplemental disclosures of cash flow information:
Cash interest payments	$71,254	$71,916
Cash income tax payments	$10,044	$9,991
Non-cash investing and financing transactions:
Dividends declared and not yet paid	$15,041	$13,735
Accruals related to purchases of property, plant and equipment	$1,798	$1,525
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,709	$6,750

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

We manufacture, sell and distribute a diverse portfolio of high-quality shelf-stable and frozen foods across the United States, Canada and Puerto Rico. Our products include frozen and canned vegetables, vegetable, canola and other cooking oils, vegetable shortening, cooking sprays, oatmeal and other hot cereals, fruit spreads, canned meats and beans, bagel chips, spices, seasonings, hot sauces, wine vinegar, maple syrup, molasses, salad dressings, pizza crusts, Mexican-style sauces, dry soups, taco shells and kits, salsas, pickles, peppers, tomato-based products, crackers, baking powder, baking soda, corn starch, nut clusters and other specialty products. Our products are marketed under many recognized brands, including Ac’cent, B&G, B&M, Baker’s Joy, Bear Creek Country Kitchens, Brer Rabbit, Canoleo, Cary’s, Clabber Girl, Cream of Rice, Cream of Wheat, Crisco, Dash, Davis, Devonsheer, Don Pepino, Durkee, Grandma’s Molasses, Green Giant, Joan of Arc, Las Palmas, Le Sueur, MacDonald’s, Mama Mary’s, Maple Grove Farms, McCann’s, Molly McButter, New York Flatbreads, New York Style, Old London, Ortega, Polaner, Red Devil, Regina, Rumford, Sa-són, Sclafani, Spice Islands, Spring Tree, Sugar Twin, Tone’s, Trappey’s, TrueNorth, Underwood, Vermont Maid, Victoria, Weber and Wright’s. We also sell and distribute Static Guard, a household product brand. We compete in the retail grocery, foodservice, specialty, private label, club and mass merchandiser channels of distribution. We sell and distribute our products directly and via a network of independent brokers and distributors to supermarket chains, foodservice outlets, mass merchants, warehouse clubs, non-food outlets and specialty distributors.

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

Basis of Presentation

The accompanying unaudited consolidated interim financial statements for the thirteen and twenty-six week periods ended June 29, 2024 (second quarter and first two quarters of 2024) and July 1, 2023 (second quarter and first two quarters of 2023) have been prepared by our company in accordance with generally accepted accounting principles in the United States (GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and include the accounts of B&G Foods, Inc. and its subsidiaries. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, our management believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading. All intercompany balances and transactions have been eliminated. The accompanying unaudited consolidated interim financial statements contain all adjustments that are, in the opinion of management, necessary to present fairly our consolidated financial position as of June 29, 2024, and the results of our operations, comprehensive (loss) income, changes in stockholders’ equity and cash flows for the second quarter and first two quarters of 2024 and 2023. Our results of operations for the second quarter and first two quarters of 2024 are not necessarily indicative of the results to be expected for the full year. We have evaluated subsequent events for disclosure through the date of issuance of the accompanying unaudited consolidated interim financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for fiscal 2023 filed with the SEC on February 28, 2024 (which we refer to as our 2023 Annual Report on Form 10-K).

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

Inventories consist of the following, as of the dates indicated (in thousands):

	June 29, 2024	December 30, 2023
Raw materials and packaging	$105,450	$92,707
Work-in-process	85,034	128,073
Finished goods	369,110	348,200
Inventories	$559,594	$568,980

(5)	Goodwill and Other Intangible Assets

The carrying amounts of goodwill and other intangible assets, as of the dates indicated, consist of the following (in thousands):

	June 29, 2024			December 30, 2023
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Finite-Lived Intangible Assets
Trademarks	$6,800	$5,062	$1,738	$6,800	$4,836	$1,964
Customer relationships	386,153	208,989	177,164	386,235	199,006	187,229
Total finite-lived intangible assets	$392,953	$214,051	$178,902	$393,035	$203,842	$189,193

Indefinite-Lived Intangible Assets
Goodwill			$548,589			$619,399
Trademarks			1,438,145			1,438,643
Total indefinite-lived intangible assets			$1,986,734			$2,058,042

Total goodwill and other intangible assets			$2,165,636			$2,247,235

The changes in the carrying amount of goodwill by operating segment for the first two quarters of 2024 were as follows (in thousands):

	Specialty	Meals	Frozen & Vegetables	Spices & Flavor Solutions	Total
Balance as of December 31, 2023	$224,366	$143,020	$70,580	$181,433	$619,399
Currency translation	(230)	—	—	—	(230)
Impairment	—	—	(70,580)	—	(70,580)
Balance as of June 29, 2024	$224,136	$143,020	$—	$181,433	$548,589

Amortization expense associated with finite-lived intangible assets was $5.1 million and $10.2 million for the second quarter and first two quarters of 2024, respectively, and $5.2 million and $10.5 million for the second quarter and first two quarters of 2023, respectively, and is recorded in operating expenses. We expect to recognize an additional $10.2 million of amortization expense associated with our finite-lived intangible assets during the remainder of fiscal 2024, and thereafter $20.4 million in fiscal 2025, $19.7 million in fiscal 2026, $14.8 million in fiscal 2027, $12.9 million in fiscal 2028, and $12.7 million in fiscal 2029.

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

We did not recognize any impairment charges for indefinite-lived intangible assets for the first two quarters of 2024 or for goodwill or indefinite-lived intangible assets for the first two quarters of 2023. If future revenues and contributions to our operating results for any of our brands or operating segments, including recently impaired brands and any newly acquired brands, deteriorate, at rates in excess of our current projections, we may be required to record additional non-cash impairment charges to certain intangible assets, including trademarks and goodwill. In addition, any significant decline in our market capitalization or changes in discount rates, even if due to macroeconomic factors, could put pressure on the carrying value of our goodwill or the goodwill of any of our operating segments. A determination that all or a portion of our goodwill or indefinite-lived intangible assets are impaired, although a non-cash charge to operations, could have a material adverse effect on our business, consolidated financial condition and results of operations. For a further discussion of our annual impairment testing of goodwill and indefinite-lived intangible assets (trademarks), see Note 2(g), “Summary of Significant Accounting Policies—Goodwill and Other Intangible Assets” to our 2023 Annual Report on Form 10-K.

(6)	Long-Term Debt

Long-term debt consists of the following, as of the dates indicated (in thousands):

	June 29, 2024	December 30, 2023
Revolving credit loans	$190,000	$170,000
Tranche B term loans due 2026	507,310	528,625
5.25% senior notes due 2025	265,392	265,392
5.25% senior notes due 2027	550,000	550,000
8.00% senior secured notes due 2028	549,315	550,000
Unamortized deferred debt financing costs	(14,527)	(15,319)
Unamortized discount/premium	(3,064)	(3,610)
Total long-term debt, net of unamortized deferred debt financing costs and discount/premium	2,044,426	2,045,088
Current portion of long-term debt	(265,392)	(22,000)
Long-term debt, net of unamortized deferred debt financing costs and discount/premium, and excluding current portion	$1,779,034	$2,023,088

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

As of June 29, 2024, the aggregate contractual maturities of long-term debt were as follows (in thousands):

Aggregate Contractual Maturities
Fiscal year:
2024 remaining	$—
2025	455,392
2026	507,310
2027	550,000
2028	549,315
Thereafter	—
Total	$2,062,017

As described below in this Note 6 and Note 17, “Subsequent Events,” we refinanced a portion of our long-term debt on July 12, 2024. As of July 12, 2024, immediately after the refinancing, the aggregate contractual maturities of long-term debt were as follows (in thousands):

Aggregate Contractual Maturities
Fiscal year:
2024 remaining	$—
2025	265,392
2026	—
2027	550,000
2028	829,315
Thereafter	450,000
Total	$2,094,707

Senior Secured Credit Agreement. Our senior secured credit agreement includes a term loan facility and a revolving credit facility.

During the first quarter of 2023, we made a mandatory prepayment of $50.0 million principal amount of tranche B term loans with proceeds from the Back to Nature sale and optional prepayments of $71.0 million of tranche B term loans from cash on hand. During the fourth quarter of 2023, we made a mandatory prepayment of $22.0 million principal amount of tranche B term loans with proceeds from the sale of the Green Giant U.S. shelf-stable product line. During the second quarter of 2024, we made an additional prepayment of $21.3 million principal amount of tranche B term loans with proceeds from the sale of the Green Giant U.S. shelf-stable product line. As of June 29, 2024, $507.3 million of tranche B term loans remained outstanding.

On July 12, 2024, we refinanced and amended our credit agreement. As part of the refinancing and together with a portion of the net proceeds of the offering of additional 8.00% senior secured notes due 2028 described below, we reduced the aggregate principal amount of tranche B term loans outstanding under our credit agreement from $507.3 million to $450.0 million by replacing $507.3 million of outstanding tranche B term loans with $450.0 million of new tranche B term loans. We also extended the maturity date for the tranche B term loans from October 10, 2026 to October 10, 2029. The new tranche B term loans were issued at a price equal to 99.00% of their face value. The new tranche B term loans bear interest based on alternative rates that we may choose, including a base rate per annum plus an applicable margin of 2.50%, and SOFR plus an applicable margin of 3.50%. The new tranche B term loans are subject to amortization at the rate of 1% per year with the balance due and payable on the maturity date.

As of June 29, 2024, the available borrowing capacity under the revolving credit facility, net of outstanding letters of credit of $5.1 million, was $604.9 million. As part of the refinancing, on July 12, 2024, we prepaid $175.0 million aggregate principal amount of revolving credit loans with a portion of the proceeds of the tack-on offering, decreased the revolver capacity under the credit agreement from $800.0 million to $475.0 million aggregate principal amount, and extended the maturity date of our revolving credit facility from December 16, 2025 to December 16, 2028. Following the refinancing, interest under the revolving credit facility, including any outstanding letters of credit, is determined based on alternative rates that we may choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin ranging from 0.50% to 1.00%, and SOFR plus an applicable margin ranging from

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

1.50% to 2.00%, in each case depending on our consolidated leverage ratio (as defined in the credit agreement). As of July 12, 2024, $30.0 million aggregate principal amount of revolving credit loans remained outstanding and the available borrowing capacity under the revolving credit facility, net of outstanding letters of credit of $5.1 million, was $439.9 million. Proceeds of the revolving credit facility may be used for general corporate purposes, including acquisitions of targets in the same or a similar line of business as our company, subject to specified criteria.

We are required to pay a commitment fee of 0.50% per annum on the unused portion of the revolving credit facility. The maximum letter of credit capacity under the revolving credit facility is $50.0 million, with a fronting fee of 0.25% per annum for all outstanding letters of credit and a letter of credit fee equal to the applicable margin for revolving loans that are SOFR loans.

If we prepay all or any portion of the tranche B term loans within six months of the funding of the new tranche B term loans in connection with a financing that has a lower interest rate or weighted average yield than the new tranche B term loans, we will owe a repayment fee equal to 1% of the amount prepaid. Otherwise, we may prepay term loans or revolving loans at any time without premium or penalty (other than customary “breakage” costs with respect to the early termination of SOFR loans). Subject to certain exceptions, the credit agreement provides for mandatory prepayment upon certain asset dispositions or casualty events and issuances of indebtedness.

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

The credit agreement also contains certain financial maintenance covenants, which, among other things, specify a maximum consolidated leverage ratio and a minimum interest coverage ratio, each ratio as defined in the credit agreement. The credit agreement provides that our maximum consolidated leverage ratio (defined as the ratio, determined on a pro forma basis, of our consolidated net debt, as of the last day of any period of four consecutive fiscal quarters to our adjusted EBITDA (as defined in the credit agreement) before share-based compensation for such period), is 7.00 to 1.00. We are also required to maintain a consolidated interest coverage ratio (defined as the ratio, determined on a pro forma basis, of our adjusted EBITDA (before share-based compensation) for any period of four consecutive fiscal quarters to our consolidated interest expense for such period payable in cash) of at least 1.75 to 1.00. As of June 29, 2024, we were in compliance with all of the covenants, including the financial covenants, in the credit agreement.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

As of June 29, 2024, $265.4 million aggregate principal amount of the 5.25% senior notes due 2025 remain outstanding.

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

The indenture governing the 5.25% senior notes due 2025 contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of certain liens; certain sale-leaseback transactions; certain asset sales; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates. Each of the covenants is subject to a number of important exceptions and qualifications. As of June 29, 2024, we were in compliance with all of the covenants in the indenture governing the 5.25% senior notes due 2025.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

The indenture governing the 5.25% senior notes due 2027 contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of certain liens; certain sale-leaseback transactions; certain asset sales; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates. Each of the covenants is subject to a number of important exceptions and qualifications. As of June 29, 2024, we were in compliance with all of the covenants in the indenture governing the 5.25% senior notes due 2027.

8.00% Senior Secured Notes due 2028. On September 26, 2023, we issued $550.0 million aggregate principal amount of 8.00% senior secured notes due 2028 at a price of 99.502%. On July 12, 2024, we issued an additional $250.0 million aggregate principal amount of 8.00% senior secured notes due 2028 at a price to the public 100.5% of their face value plus accrued interest from March 15, 2024 to, but excluding, July 12, 2024. The notes issued in July 2024 were issued as additional notes under the same indenture as our 8.00% senior secured notes due 2028 that were issued in September 2024, and, as such, form a single series and trade interchangeably with the previously issued 8.00% senior secured notes due 2028. Following the issuance of the additional 8.00% senior secured notes due 2028, approximately $799.3 million of 8.000% senior secured notes due 2028 are outstanding.

The net proceeds from the initial offering in September 2023 were $538.3 million after deducting discounts, fees and expenses related to the offering. We used the net proceeds of the offering, together with cash on hand, to redeem $555.4 million aggregate principal amount of our 5.25% senior notes due 2025 on October 12, 2023 and to pay related fees and expenses. We used the proceeds of the offering in July 2024 of additional 8.00% senior secured notes due 2028 to repay a portion of our tranche B term loans and revolving credit loans under our credit agreement and to pay related fees and expenses.

Interest on the 8.00% senior secured notes due 2028 is payable on March 15 and September 15 of each year. The 8.00% senior secured notes due 2028 will mature on September 15, 2028, unless earlier retired or redeemed as described below.

We may redeem some or all of the 8.00% senior secured notes due 2028 at a redemption price of 104.00% of the principal amount beginning September 15, 2025 and thereafter at prices declining annually to 102.00% on or after September 15, 2026 and 100.00% on or after September 15, 2027, in each case plus accrued and unpaid interest to (but not including) the date of redemption. We may redeem up to 40% of the aggregate principal amount of the 8.00% senior secured notes due 2028 prior to September 15, 2025 at a redemption price of 108.00% plus accrued and unpaid interest to (but not including) the date of redemption with the net proceeds from certain equity offerings. We may also redeem some or all of the 8.00% senior secured notes due 2028 at any time prior to September 15, 2025 at a redemption price

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

equal to the make-whole amount set forth in the indenture plus accrued and unpaid interest to (but not including) the date of redemption. In addition, if we undergo a change of control, we may be required to offer to repurchase the 8.00% senior secured notes due 2028 at 101.00% of the aggregate principal amount, plus accrued and unpaid interest to (but not including) the date of repurchase. Upon certain asset dispositions we may be required to offer to purchase a portion of the 8.00% senior secured notes due 2028 at 100.00% of the aggregate principal amount, plus accrued and unpaid interest to (but not including) the date of repurchase. See “Offer to Partially Repurchase 8.00% Senior Secured Notes Due 2028 Upon Asset Sale” below.

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

The indenture governing the 8.00% senior secured notes due 2028 contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of certain liens; certain sale-leaseback transactions; certain asset sales; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates. Each of the covenants is subject to a number of important exceptions and qualifications. As of June 29, 2024, we were in compliance with all of the covenants in the indenture governing the 8.00% senior secured notes due 2028.

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

(Unaudited)

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

Accrued Interest. At June 29, 2024 and December 30, 2023, accrued interest of $25.9 million and $24.5 million, respectively, is included in accrued expenses in the accompanying unaudited consolidated balance sheets.

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

The carrying values and fair values of our revolving credit loans, term loans and senior notes as of June 29, 2024 and December 30, 2023 were as follows (in thousands):

	June 29, 2024				December 30, 2023
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving credit loans	$190,000		$190,000	(1)	$170,000		$170,000	(1)
Tranche B term loans due 2026	506,517	(2)	501,452	(3)	527,443	(2)	522,169	(3)
5.25% senior notes due 2025	265,516	(4)	263,193	(3)	265,592	(4)	261,608	(3)
5.25% senior notes due 2027	550,000		507,375	(3)	550,000		497,750	(3)
8.00% senior secured notes due 2028	$546,920	(5)	$555,124	(3)	$547,372		$572,688	(3)
(1)	Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.
(2)	The carrying value of the tranche B term loans includes a discount. At June 29, 2024 and December 30, 2023, the face amount of the tranche B term loans was $507.3 million and $528.6 million, respectively.
(3)	Fair values are estimated based on quoted market prices.
(4)	The carrying value of the 5.25% senior notes due 2025 includes a premium. At June 29, 2024 and December 30, 2023, the face amount of the 5.25% senior notes due 2025 was $265.4 million.
(5)	The carrying value of the 8.00% senior secured notes due 2028 includes a discount. At June 29, 2024 and December 30, 2023, the face amount of the 8.00% senior secured notes due 2028 was $549.3 million and $550.0 million, respectively.

There was no Level 3 activity during the second quarter or first two quarters of 2024 or 2023.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(8)	Accumulated Other Comprehensive (Loss) Income

The reclassifications from accumulated other comprehensive (loss) income (AOCLI) for the second quarter and first two quarters of 2024 and 2023 were as follows (in thousands):

	Amounts Reclassified from AOCLI		Amounts Reclassified from AOCLI		Affected Line Item in
	Thirteen Weeks Ended		Twenty-six Weeks Ended		the Statement Where
	June 29,	July 1,	June 29,	July 1,	Net Income (Loss)
Details about AOCLI Components	2024	2023	2024	2023	is Presented
Defined benefit pension plan items
Amortization of unrecognized gain	$(14)	$(11)	$(25)	$(11)	See (1) below
Accumulated other comprehensive gain before tax	(14)	(11)	(25)	(11)	Total before tax
Tax expense	3	5	6	5	Income tax expense (benefit)
Total reclassification	$(11)	$(6)	$(19)	$(6)	Net of tax
(1)	These items are included in the computation of net periodic pension cost. See Note 10, “Pension Benefits,” for additional information.

Changes in AOCLI for the first two quarters of 2024 were as follows (in thousands):

		Foreign Currency
	Defined Benefit	Translation
	Pension Plan Items	Adjustments	Total
Balance at December 30, 2023	$4,308	$(1,711)	$2,597
Other comprehensive loss before reclassifications	—	(8,436)	(8,436)
Amounts reclassified from AOCLI	(19)	—	(19)
Net current period other comprehensive loss	(19)	(8,436)	(8,455)
Balance at June 29, 2024	$4,289	$(10,147)	$(5,858)

(9)Stockholders’ Equity

At-The-Market Equity Offering Program. We did not sell any shares of our common stock under our “at-the-market” (ATM) equity offering program during the second quarter and first two quarters of 2024 or 2023.

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

As of June 29, 2024, 3,667,154 shares of our common stock remain authorized and available for issuance under our ATM equity offering program.

Omnibus Incentive Compensation Plan. At the annual meeting of stockholders of B&G Foods held on May 17, 2023, our stockholders approved an amendment to our Omnibus Incentive Compensation Plan. Upon the recommendation of our compensation committee, our board of directors had previously adopted the amendment to our Omnibus Plan, subject to stockholder approval. The amendment increased the number of shares of common stock available for grant under the Omnibus Plan by 5,000,000. As of June 29, 2024, 4,893,337 shares of common stock remained available for grant under the Omnibus Plan.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(10)	Pension Benefits

Company-Sponsored Defined Benefit Pension Plans. As of June 29, 2024, we had four company-sponsored defined benefit pension plans covering approximately 21% of our employees. Three of these defined benefit pension plans are for the benefit of certain of our union employees and one is for the benefit of salaried and certain hourly employees. The benefits in the salaried and hourly plan are based on each employee’s years of service and compensation, as defined. Newly hired employees are no longer eligible to participate in any of our four company-sponsored defined benefit pension plans. Net periodic pension cost for our four company-sponsored defined benefit pension plans for the second quarter and first two quarters of 2024 and 2023 includes the following components (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29,	July 1,	June 29,	July 1,
	2024	2023	2024	2023
Service cost—benefits earned during the period	$1,267	$1,305	$2,555	$2,593
Interest cost on projected benefit obligation	1,899	1,858	3,798	3,718
Expected return on plan assets	(2,931)	(2,782)	(5,861)	(5,563)
Amortization of unrecognized gain	(14)	(11)	(25)	(11)
Net periodic pension cost	$221	$370	$467	$737

During the first two quarters of 2024 and 2023, we did not make any contributions to our company-sponsored defined benefit pension plans. During the remainder of fiscal 2024, we expect to make approximately $2.5 million of contributions.

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

In connection with the closure and sale of the Portland, Maine manufacturing facility, we withdrew from participation in the plan during the fourth quarter of 2021. As a result, we are required to make monthly withdrawal liability payments to the plan over 20 years. These payments amount to approximately $0.9 million on an annual basis beginning March 1, 2022. Accordingly, the present value of the remaining payments amounting to $12.6 million as of June 29, 2024 is reflected as a liability on our unaudited consolidated balance sheet.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Operating leases and a finance lease are included in the accompanying unaudited consolidated balance sheets in the following line items (in thousands):

	June 29,	December 30,
	2024	2023
Right-of-use assets:
Operating lease right-of-use assets	$64,140	$70,046
Finance lease right-of-use assets	1,303	1,832
Total lease right-of-use assets	$65,443	$71,878

Operating lease liabilities:
Current portion of operating lease liabilities	$17,841	$16,939
Long-term operating lease liabilities, net of current portion	46,517	53,724
Total operating lease liabilities	$64,358	$70,663

Finance lease liabilities:
Current portion of finance lease liabilities	$1,082	$1,070
Long-term finance lease liabilities, net of current portion	183	726
Total finance lease liabilities	$1,265	$1,796

The following table shows supplemental information related to leases (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29,	July 1,	June 29,	July 1,
	2024	2023	2024	2023
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$5,033	$4,488	$9,901	$9,082
Cash paid for amounts included in the measurement of finance lease liabilities	$274	$274	$549	$549

The components of operating lease costs were as follows:
Cost of goods sold	$2,799	$2,728	$6,061	$5,464
Selling, general and administrative expenses	1,709	1,727	3,419	3,441
Total operating lease costs	$4,508	$4,455	$9,480	$8,905

The components of finance lease costs were as follows:
Depreciation of finance right-of-use assets	$265	$266	$529	$530
Interest on finance lease liabilities	8	14	18	30
Total finance lease costs	$273	$280	$547	$560

Total net lease costs	$4,781	$4,735	$10,027	$9,465

Total rent expense was $4.8 million, including the operating lease costs of $4.5 million stated above, for the second quarter of 2024 and $10.2 million, including the operating lease costs of $9.5 million stated above, for the first two quarters of 2024. Total rent expense was $5.1 million, including the operating lease costs of $4.5 million stated above, for the second quarter of 2023 and $10.1 million, including the operating lease costs of $8.9 million stated above, for the first two quarters of 2023.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The following table shows the weighted average lease term and weighted average discount rate for our ROU assets:

	June 29,	December 30,
	2024	2023
Weighted average remaining lease term (years)
Operating leases	4.6	4.9
Finance lease	1.2	1.7
Weighted average discount rate
Operating leases	3.78%	3.77%
Finance lease	2.30%	2.30%

As of June 29, 2024, the maturities of lease liabilities were as follows (in thousands):

	Operating Leases	Finance Lease	Total Maturities of Lease Liabilities
Fiscal year:
2024 remaining	$9,872	$549	$10,421
2025	19,610	732	20,342
2026	14,144	—	14,144
2027	9,563	—	9,563
2028	7,989	—	7,989
Thereafter	8,816	—	8,816
Total undiscounted future minimum lease payments	69,994	1,281	71,275
Less: Imputed interest	(5,636)	(16)	(5,652)
Total present value of future lease liabilities	$64,358	$1,265	$65,623

(12)	Commitments and Contingencies

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

Environmental. We are subject to environmental laws and regulations in the normal course of business. We did not make any material expenditures during the first two quarters of 2024 or 2023 in order to comply with environmental laws and regulations. Based on our experience to date, management believes that the future cost of compliance with existing environmental laws and regulations (and liability for any known environmental conditions) will not have a material adverse effect on our consolidated financial position, results of operations or liquidity. However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

Collective Bargaining Agreements. As of June 29, 2024, 1,560 of our 2,924 employees, or approximately 53.4%, were covered by collective bargaining agreements.

As of the date of this report, only one of our collective bargaining agreements is scheduled to expire in the next twelve months. The collective bargaining agreement for our Ankeny, Iowa facility, which covers approximately 311 employees, is scheduled to expire on April 6, 2025.

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

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding plus all additional shares of common stock that would have been outstanding if potentially dilutive shares of common stock had been issued upon the exercise of stock options or in connection with performance shares that may be earned under long-term incentive awards as of the grant date, in the case of the stock options, and as of the beginning of the period, in the case of the performance shares, using the treasury stock method. For the second quarter of 2024 and for the second quarter and first two quarters of 2023, there were 1,745,750 and 1,695,755, respectively, shares of common stock issuable upon the exercise of stock options excluded from the calculation of diluted weighted average shares outstanding because the effect would have been antidilutive on diluted earnings (loss) per share.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29,	July 1,	June 29,	July 1,
	2024	2023	2024	2023
Weighted average shares outstanding:
Basic	79,082,857	72,237,482	78,865,241	72,008,119
Net effect of potentially dilutive share-based compensation awards(1)	306,287	142,332	—	79,063
Diluted	79,389,144	72,379,814	78,865,241	72,087,182

(1)	For the first two quarters of 2024, there are no potentially dilutive share-based compensation awards included in the calculation of diluted weighted average common shares outstanding, as their effect was antidilutive.

(14)	Business and Credit Concentrations and Geographic Information

Our exposure to credit loss in the event of non-payment of accounts receivable by customers is estimated in the amount of the allowance for doubtful accounts. We perform ongoing credit evaluations of the financial condition of our customers. Our top ten customers accounted for approximately 62.9% and 61.1% of consolidated net sales for the first two quarters of 2024 and 2023, respectively. Other than Walmart, which accounted for approximately 31.1% and 29.7% of our consolidated net sales for the first two quarters of 2024 and 2023, respectively, no single customer accounted for more than 10.0% of our consolidated net sales for the first two quarters of 2024 or 2023. Walmart is a customer for all four of our operating segments.

Our top ten customers accounted for approximately 67.3% and 63.1% of our consolidated trade accounts receivables as of June 29, 2024 and December 30, 2023, respectively. Other than Walmart, which accounted for approximately 34.7% and 30.7% of our consolidated trade accounts receivables as of June 29, 2024 and December 30, 2023, no single customer accounted for more than 10.0% of our consolidated trade accounts receivables. As of June 29, 2024, we do not believe we have any significant concentration of credit risk with respect to our consolidated trade accounts receivables with any single customer whose failure or nonperformance would materially affect our results other than as described above with respect to Walmart.

During the first two quarters of 2024 and 2023, our sales to customers in foreign countries represented approximately 8.9% and 8.6%, respectively, of net sales. Our foreign sales are primarily to customers in Canada.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(15)	Share-Based Payments

The following table details our stock option activity for the first two quarters of fiscal 2024 (dollars in thousands, except per share data):

		Weighted	Weighted Average
		Average	Contractual Life	Aggregate
	Options	Exercise Price	Remaining (Years)	Intrinsic Value
Outstanding at December 30, 2023	1,745,750	$25.11	7.44	$—
Granted	71,268	$9.59
Exercised	—	$—
Forfeited	—	$—
Expired	—	$—
Outstanding at June 29, 2024	1,817,018	$24.50	7.05	$—
Exercisable at June 29, 2024	845,750	$30.13	5.17	$—

The fair value of the options was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following assumptions. Expected volatility was based on both historical and implied volatilities of our common stock over the estimated expected term of the award. The expected term of the options granted represents the period of time that options were expected to be outstanding and is generally based on the “simplified method” in accordance with accounting guidance. We generally utilize the simplified method to determine the expected term of the options as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. However, a portion of the options granted during the first quarter of 2023 were granted with exercise prices significantly above the closing price on the date of grant. For those options, we modified the method for determining the expected term and adjusted to or towards the full remaining contractual life. The risk-free interest rate for the expected term of options is based on the U.S. Treasury implied yield at the date of grant. The assumptions used in the Black-Scholes option-pricing model for options granted during the first two quarters of 2024 and 2023 were as follows:

	2024	2023
Weighted average grant date fair value	$2.32	$2.71
Expected volatility	48.19%	39.6% - 43.3%
Expected term	5.5 years	5.5 years - 8.3 years
Risk-free interest rate	4.4%	3.6% - 3.7%
Dividend yield	7.9%	5.4% - 5.9%

The following table details the activity in our performance share long-term incentive awards (LTIAs) for the first two quarters of 2024:

		Weighted Average
	Number of	Grant Date Fair Value
	Performance Shares(1)	(per share)(2)
Outstanding at December 30, 2023	1,606,768	$17.29
Granted	1,451,362	$9.21
Vested	—	$—
Forfeited	(301,173)	$26.50
Outstanding at June 29, 2024	2,756,957	$12.03
(1)	Solely for purposes of this table, the number of performance shares is based on the participants earning the maximum number of performance shares (i.e., 233.333% or 300%, as applicable, of the target number of performance shares).
(2)	The fair value of the awards was determined based upon the closing price of our common stock on the applicable measurement dates (i.e., the deemed grant dates for accounting purposes), reduced by the present value of expected dividends using the risk-free interest-rate, as the award holders are not entitled to dividends or dividend equivalents during the vesting period.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The following table details the activity in our restricted stock for the first two quarters of 2024:

		Weighted Average
	Number of Shares	Grant Date Fair Value
	of Restricted Stock	(per share)(1)
Outstanding at December 30, 2023	369,573	$16.65
Granted	479,746	$11.36
Vested	(138,953)	$17.73
Forfeited	(2,143)	$14.41
Outstanding at June 29, 2024	708,223	$12.86
(1)	The fair value of the awards was determined based upon the closing price of our common stock on the applicable measurement dates (i.e., the deemed grant dates for accounting purposes).

The following table details the number of shares of common stock issued by our company during the second quarter and first two quarters of 2024 and 2023 upon the vesting of performance share LTIAs, the exercise of stock options, the issuance of restricted stock and other share-based compensation net of cancellations:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29,	July 1,	June 29,	July 1,
	2024	2023	2024	2023
Number of performance shares vested	—	—	—	360,926
Shares withheld for tax withholding	—	—	—	(131,803)
Shares of common stock issued for performance share LTIAs	—	—	—	229,123
Shares of common stock issued to non-employee directors for annual equity grants	116,532	81,531	116,532	81,531
Shares of restricted common stock issued to employees	—	1,386	479,746	329,821
Shares of restricted stock withheld and cancelled for tax withholding upon vesting	(2,671)	(960)	(54,668)	(14,448)
Shares of restricted stock cancelled upon forfeiture	(1,467)	(2,184)	(2,143)	(2,598)
Net shares of common stock issued	112,394	79,773	539,467	623,429

The following table sets forth the compensation expense recognized for share-based payments (performance share LTIAs, restricted stock, stock options, non-employee director stock grants and other share-based payments) during the second quarter and first two quarters of 2024 and 2023 and where that expense is reflected in our consolidated statements of operations (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29,	July 1,	June 29,	July 1,
Consolidated Statements of Operations Location	2024	2023	2024	2023
Compensation expense included in cost of goods sold	$299	$620	$461	$734
Compensation expense included in selling, general and administrative expenses	2,313	1,754	3,934	2,567
Total compensation expense for share-based payments	$2,612	$2,374	$4,395	$3,301

As of June 29, 2024, there was $9.6 million of unrecognized compensation expense related to performance share LTIAs, which is expected to be recognized over the next 2.5 years, $7.4 million of unrecognized compensation expense related to restricted stock, which is expected to be recognized over the next 2.7 years, and $1.9 million of unrecognized compensation expense related to stock options, which is expected to be recognized over the next 3.6 years.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Our operating segment results were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29,	July 1,	June 29,	July 1,
	2024	2023	2024	2023
Net sales:
Specialty	$146,624	$153,837	$301,353	$316,460
Meals	107,889	114,143	227,920	236,092
Frozen & Vegetables	91,580	107,762	196,467	233,968
Spices & Flavor Solutions	98,497	93,895	194,073	194,931
Total net sales	444,590	469,637	919,813	981,451

Segment adjusted EBITDA:
Specialty	31,688	32,706	68,880	69,190
Meals	23,911	23,024	49,540	49,262
Frozen & Vegetables	3,808	10,775	11,638	21,229
Spices & Flavor Solutions	27,647	26,113	56,316	56,793
Total segment adjusted EBITDA	87,054	92,618	186,374	196,474

Unallocated corporate expenses	23,134	24,167	47,409	45,658
Adjusted EBITDA	$63,920	$68,451	$138,965	$150,816

Depreciation and amortization	$17,343	$17,286	$34,552	$35,304
Acquisition/divestiture-related and non-recurring expenses	1,733	1,036	3,370	2,196
Impairment of goodwill	—	—	70,580	—
Loss on sales of assets, net of facility closure costs	—	—	135	85
Interest expense, net	37,808	35,814	75,633	75,249
Income tax expense (benefit)	3,098	3,762	(9,004)	24,014
Net income (loss)	$3,938	$10,553	$(36,301)	$13,968

(17)	Subsequent Events

Refinancing. On July 12, 2024, we completed an offering of an additional $250.0 million aggregate principal amount of 8.00% senior secured notes due 2028 and also completed a refinancing and amendment of our senior secured credit agreement. See Note 6, “Long-Term Debt.”

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Forward-Looking Statements” before Part I of this report and elsewhere in this report. The following discussion should be read in conjunction with the unaudited consolidated interim financial statements and related notes for the thirteen and twenty-six weeks ended June 29, 2024 (second quarter and first two quarters of 2024) included elsewhere in this report and the audited consolidated financial statements and related notes for the fiscal year ended December 30, 2023 (fiscal 2023) included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 28, 2024 (which we refer to as our 2023 Annual Report on Form 10-K).

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

Since 1996, we have successfully acquired and integrated more than 50 brands or businesses into our company. More recently, in an attempt to sharpen focus, improve margins and reduce our long-term debt, we have begun reshaping our portfolio through select divestitures. For example, on January 3, 2023, we completed the sale of the Back to Nature business. We refer to this divestiture in this report as the “Back to Nature sale” or “Back to Nature divestiture.” On November 8, 2023, we completed the sale of the Green Giant U.S. shelf-stable product line. These divestitures affect comparability between periods. We have also decided to place our frozen and remaining shelf-stable vegetable businesses under strategic review and we are evaluating a possible divestiture of some or all of the assets in our Frozen & Vegetables business unit, either in a single transaction or in a series of transactions.

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

We experienced material net cost increases for raw materials during the last several years due to a number of factors, including the war in Ukraine and the COVID-19 pandemic. Raw material costs remained elevated in fiscal 2023 and the first two quarters of 2024 and we anticipate that certain raw material costs will remain elevated during the remainder of fiscal 2024. We are currently locked into our supply and prices for a majority of our most significant raw material commodities (excluding, among others, oils) through fiscal 2024, and for most of our needs for oils through the third quarter and into the fourth quarter of fiscal 2024.

In recent years, we have been negatively impacted by industry-wide increases in the cost of distribution, primarily driven by increased freight rates. Freight rates increased significantly during the fourth quarter of 2020 and throughout fiscal 2021 and fiscal 2022. We attempt to offset all or a portion of these increases through price increases and cost savings initiatives. For example, despite higher rates for freight in 2021 and 2022, we were able to offset a portion of the freight cost increases through pricing, which included both list price increases and trade spend optimization. Although freight rates began to decline in 2023, freight rates remained elevated during the first two quarters of 2024 and we expect freight rates to remain elevated during the remainder of 2024.

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

Fluctuations in Currency Exchange Rates. Our foreign sales are primarily to customers in Canada. Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars. During the first two quarters of 2024 and 2023, our net sales to customers in foreign countries represented approximately 8.9% and 8.6%, respectively, of our total net sales. We also purchase a significant majority of our maple syrup requirements from suppliers located in Québec, Canada. Any weakening of the U.S. dollar against the Canadian dollar could significantly increase our costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars in advance of any such weakening of the U.S. dollar or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar. These increased costs would not be fully offset by the positive impact the change in the relative strength of the Canadian dollar versus the U.S. dollar would have on our net sales in Canada. Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars.

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

dollars for consolidation into our consolidated financial statements. For example, our results of operations from our Green Giant frozen operations in Mexico were negatively impacted during fiscal 2023 as a result of the Mexican peso appreciating by approximately 15% against the U.S. dollar during that period.

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

The U.S. Treasury issued several regulations supplementing the U.S. Tax Act in 2018, including detailed guidance clarifying the calculation of the mandatory tax on previously unrepatriated earnings, application of the existing foreign tax credit rules to newly created categories and expanding details for application of the base erosion tax on affiliate payments. These regulations are to be applied retroactively and did not materially impact our tax rates in the first two quarters of 2024 or fiscal 2023.

Results of Operations

The following table sets forth the percentages of net sales represented by selected items for the second quarter and first two quarters of 2024 and 2023 reflected in our consolidated statements of operations. The comparisons of financial results are not necessarily indicative of future results:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29,	July 1,	June 29,	July 1,
	2024	2023	2024	2023
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	79.3%	78.2%	78.2%	77.9%
Gross profit	20.7%	21.8%	21.8%	22.1%

Operating expenses:
Selling, general and administrative expenses	9.7%	10.2%	10.0%	9.6%
Amortization expense	1.1%	1.1%	1.0%	1.2%
Impairment of goodwill	—%	—%	7.7%	—%
Operating income	9.9%	10.5%	3.1%	11.3%

Other (income) and expenses:
Interest expense, net	8.5%	7.7%	8.2%	7.6%
Other income	(0.2)%	(0.2)%	(0.2)%	(0.2)%
Income (loss) before income tax expense (benefit)	1.6%	3.0%	(4.9)%	3.9%
Income tax expense (benefit)	0.7%	0.8%	(1.0)%	2.5%
Net income (loss)	0.9%	2.2%	(3.9)%	1.4%

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

A reconciliation of net sales to base business net sales for the second quarter and first two quarters of 2024 and 2023 follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29,	July 1,	June 29,	July 1,
	2024	2023	2024	2023
Net sales	$444,590	$469,637	$919,813	$981,451
Net sales from discontinued or divested brands(1)	41	(13,726)	106	(28,208)
Base business net sales	$444,631	$455,911	$919,919	$953,243
(1)	For the second quarter and first two quarters of 2023, reflects net sales of the Green Giant U.S. shelf-stable product line, which was sold on November 8, 2023, partially offset by a net credit paid to customers relating to discontinued brands. For the second quarter and first two quarters of 2024, reflects a net credit paid to customers relating to discontinued and divested brands.

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

Reconciliations of net income (loss) and net cash provided by operating activities to EBITDA and adjusted EBITDA for the second quarter and first two quarters of 2024 and 2023 along with the components of EBITDA and adjusted EBITDA follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29,	July 1,	June 29,	July 1,
	2024	2023	2024	2023
Net income (loss)	$3,938	$10,553	$(36,301)	$13,968
Income tax expense (benefit)	3,098	3,762	(9,004)	24,014
Interest expense, net(1)	37,808	35,814	75,633	75,249
Depreciation and amortization	17,343	17,286	34,552	35,304
EBITDA	62,187	67,415	64,880	148,535
Acquisition/divestiture-related and non-recurring expenses(2)	1,733	1,036	3,370	2,196
Impairment of goodwill(3)	—	—	70,580	—
Loss on sales of assets, net of facility closure costs	—	—	135	85
Adjusted EBITDA	$63,920	$68,451	$138,965	$150,816

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29,	July 1,	June 29,	July 1,
	2024	2023	2024	2023
Net cash provided by operating activities	$11,288	$62,850	$46,410	$132,377
Income tax expense (benefit)	3,098	3,762	(9,004)	24,014
Interest expense, net(1)	37,808	35,814	75,633	75,249
Impairment of goodwill(3)	—	—	(70,580)	—
Gain on extinguishment of debt(1)	—	786	—	786
Loss on sales of assets	(123)	(84)	(258)	(177)
Deferred income taxes	(2,716)	(78)	15,158	(15,097)
Amortization of deferred debt financing costs and bond discount/premium	(1,910)	(1,036)	(3,208)	(4,684)
Share-based compensation expense	(2,612)	(2,374)	(4,395)	(3,301)
Changes in assets and liabilities, net of effects of business combinations	17,354	(32,225)	15,124	(60,632)
EBITDA	62,187	67,415	64,880	148,535
Acquisition/divestiture-related and non-recurring expenses(2)	1,733	1,036	3,370	2,196
Impairment of goodwill(3)	—	—	70,580	—
Loss on sales of assets, net of facility closure costs	—	—	135	85
Adjusted EBITDA	$63,920	$68,451	$138,965	$150,816

Segment Adjusted EBITDA. For a discussion of segment adjusted EBITDA and a reconciliation of segment adjusted EBITDA to net income (loss), see Note 16, “Business Segment Information,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report.

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

A reconciliation of net income (loss) to adjusted net income and adjusted diluted earnings per share for the second quarter and first two quarters of 2024 and 2023 along with the components of adjusted net income and adjusted diluted earnings per share follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29,	July 1,	June 29,	July 1,
	2024	2023	2024	2023
Net income (loss)	$3,938	$10,553	$(36,301)	$13,968
Gain on extinguishment of debt(1)	—	(786)	—	(786)
Acquisition/divestiture-related and non-recurring expenses(2)	1,733	1,036	3,370	2,196
Impairment of goodwill(3)	—	—	70,580	—
Loss on sales of assets, net of facility closure costs	—	—	135	85
Accelerated amortization of deferred debt financing costs(4)	456	—	456	—
Tax adjustment related to Back to Nature divestiture(5)	—	—	—	14,736
Tax true-up(6)	997	—	997	—
Tax effects of non-GAAP adjustments(7)	(537)	(61)	(18,261)	(366)
Adjusted net income	$6,587	$10,742	$20,976	$29,833
Adjusted diluted earnings per share	$0.08	$0.15	$0.27	$0.41
(1)	Net interest expense for the second quarter and first two quarters of 2023 was reduced by $0.8 million as a result of a gain on extinguishment of debt related to our repurchase of $24.4 million aggregate principal amount of our 5.25% senior notes due 2025 in open market purchases at an average discounted repurchase price of 95.74% of such principal amount plus accrued and unpaid interest, which resulted in a pre-tax gain of $0.8 million, net of the accelerated amortization of deferred debt financing costs of $0.2 million.
(2)	Acquisition/divestiture-related and non-recurring expenses for the second quarter and first two quarters of 2024 of $1.7 million (or $1.3 million, net of tax) and $3.4 million (or $2.5 million, net of tax), respectively, primarily includes non-recurring expenses related to Crisco, divestiture-related expenses for the Green Giant U.S. shelf-stable and Back to Nature divestitures, and other non-recurring expenses. Acquisition/divestiture-related and non-recurring expenses for the second quarter and first two quarters of 2023 of $1.0 million (or $0.8 million, net of tax) and $2.2 million (or $1.7 million, net of tax), respectively, primarily includes acquisition and integration expenses for the Yuma and Crisco acquisitions, and divestiture-related expenses for the Back to Nature divestiture.
(3)	In connection with our transition from one reporting segment to four reporting segments during the first quarter of 2024, we reassigned assets and liabilities, including goodwill, between the reporting segments and completed a goodwill impairment test both prior to and subsequent to the change. The goodwill impairment test resulted in us recognizing pre-tax, non-cash goodwill impairment charges of $70.6 million (or $53.4 million, net of tax) within our Frozen & Vegetables reporting segment during the first quarter of 2024. See Note 5, “Goodwill and Other Intangible Assets,” and Note 16, “Business Segment Information,” to our unaudited consolidated interim financial statements in Part I, Item I of this report.
(4)	Interest expense for the second quarter and first two quarters of 2024 includes the accelerated amortization of deferred debt financing costs of $0.5 million (or $0.3 million, net of tax), resulting from our prepayment of $21.3 million aggregate principal amount of tranche B term loans and repurchase of $0.7 million aggregate principal amount of 8.00% senior secured notes due 2028 during the second quarter of 2024.
(5)	As a result of the Back to Nature divestiture, we incurred a capital loss for tax purposes, for which we recorded a deferred tax asset during the first quarter of 2023. A valuation allowance has been recorded against this deferred tax asset, which negatively impacted our first quarter of 2023 income taxes by $14.7 million, or $0.21 per share.
(6)	Tax true-up for the second quarter of 2024 of approximately $1.0 million related to return to provision adjustments in the U.S. and Mexico.
(7)	Represents the tax effects of the non-GAAP adjustments listed above, assuming a tax rate of 24.5%.

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

A reconciliation of gross profit to adjusted gross profit and gross profit percentage to adjusted gross profit percentage for the second quarter and first two quarters of 2024 and 2023, respectively, follows (in thousands, except percentages):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29,	July 1,	June 29,	July 1,
	2024	2023	2024	2023
Gross profit	$92,037	$102,276	$200,918	$216,512
Acquisition/divestiture-related expenses and non-recurring expenses included in cost of goods sold(1)	1,186	407	2,191	1,056
Adjusted gross profit	$93,223	$102,683	$203,109	$217,568

Gross profit percentage	20.7%	21.8%	21.8%	22.1%
Acquisition/divestiture-related expenses and non-recurring expenses included in cost of goods sold as a percentage of net sales	0.3%	0.1%	0.2%	0.1%
Adjusted gross profit percentage	21.0%	21.9%	22.1%	22.2%
(1)	Acquisition/divestiture related expenses and non-recurring expenses included in cost of goods sold for the second quarter and first two quarters of 2024 of $1.2 million and $2.2 million, respectively, primarily includes non-recurring expenses related to Crisco, divestiture-related expenses for the Green Giant U.S. shelf-stable and Back to Nature divestitures, and other non-recurring expenses. Acquisition/divestiture related expenses and non-recurring expenses included in cost of goods sold for the second quarter and first two quarters of 2023 of $0.4 million and $1.1 million, respectively, primarily includes acquisition and integration expenses for the Crisco acquisition and divestiture-related expenses for the Back to Nature divestiture.

Second quarter of 2024 compared to the second quarter of 2023

Net Sales. Net sales for the second quarter of 2024 decreased $25.0 million, or 5.3%, to $444.6 million from $469.6 million for the second quarter of 2023. The decrease was primarily attributable to the Green Giant U.S. shelf-stable divestiture, a decrease in unit volume, a decrease in net pricing and the impact of product mix. Net sales of the Green Giant U.S. shelf-stable product line, which we divested on November 8, 2023, were $13.7 million in the second quarter of 2023.

Base business net sales for the second quarter of 2024 decreased $11.3 million, or 2.5%, to $444.6 million from $455.9 million for the second quarter of 2023. The decrease in base business net sales was driven by a decrease in unit volume of $9.3 million, or 2.0% of base business net sales, a decrease in net pricing and the impact of product mix of $1.8 million, or 0.4%, and the negative impact of foreign currency of $0.2 million.

Gross Profit. Gross profit was $92.0 million for the second quarter of 2024, or 20.7% of net sales. Adjusted gross profit, which excludes the negative impact of $1.2 million of acquisition/divestiture-related expenses and non-recurring expenses included in cost of goods sold during the second quarter of 2024, was $93.2 million, or 21.0% of net sales. Gross profit was $102.3 million for the second quarter of 2023, or 21.8% of net sales. Adjusted gross profit, which excludes the negative impact of $0.4 million of acquisition/divestiture-related expenses and non-recurring expenses included in cost of goods sold during the second quarter of 2023, was $102.7 million, or 21.9% of net sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $4.8 million, or 9.9%, to $43.1 million for the second quarter of 2024 from $47.9 million for the second quarter of 2023. The decrease was composed of decreases in consumer marketing expenses of $3.4 million, selling expenses of $1.9 million, and warehousing expenses of $0.1 million, partially offset by an increase in general and administrative expenses of $0.6 million. Expressed as a percentage of net sales, selling, general and administrative expenses improved by 0.5 percentage points to 9.7% for the second quarter of 2024, as compared to 10.2% for the second quarter of 2023.

Amortization Expense. Amortization expense decreased $0.1 million, or 1.9%, to $5.1 million for the second quarter of 2024 from $5.2 million for the second quarter of 2023.

Operating Income. As a result of the foregoing, operating income decreased $5.4 million, or 11.0%, to $43.8 million for the second quarter of 2024 from $49.2 million for the second quarter of 2023. Operating income expressed as a percentage of net sales decreased to 9.9% in the second quarter of 2024 from 10.5% in the second quarter of 2023.

Net Interest Expense. Net interest expense increased $2.0 million, or 5.6%, to $37.8 million for the second quarter of 2024 from $35.8 million for the second quarter of 2023. The increase was primarily attributable to higher interest rates on our variable rate borrowings during the second quarter of 2024 compared to the second quarter of 2023, as well as the accelerated amortization of deferred debt financing costs of $0.5 million resulting from our prepayment of $21.3 million aggregate principal amount of tranche B term loans and repurchase of $0.7 million aggregate principal amount of 8.00% senior secured notes due 2028 during the second quarter of 2024, partially offset by a reduction in average long-term debt outstanding during the second quarter of 2024 as compared to the second quarter of 2023 and the accelerated amortization of deferred debt financing costs relating to long-term debt prepayments during the second quarter of 2023. See “—Liquidity and Capital Resources — Debt” below.

Other Income. Other income for the second quarter of 2024 and 2023 includes the non-service portion of net periodic pension cost and net periodic post-retirement benefit costs of $1.0 million and $0.9 million, respectively.

Income Tax Expense. Income tax expense decreased $0.7 million to $3.1 million for the second quarter of 2024 from $3.8 million for the second quarter of 2023. Our effective tax rate was 44.0% for the second quarter of 2024 and 26.3% for the second quarter of 2023. See “U.S. Tax Act” above for a discussion of the impact of the tax legislation on income tax expense.

First Two Quarters of 2024 compared to the first two quarters of 2023

Net Sales. Net sales for the first two quarters of 2024 decreased $61.7 million, or 6.3%, to $919.8 million from $981.5 million for the first two quarters of 2023. The decrease was primarily attributable to the Green Giant U.S. shelf-stable divestiture, a decrease in unit volume, and a decrease in net pricing and the impact of product mix. Net sales of the Green Giant U.S. shelf-stable product line, which we divested on November 8, 2023, were $28.2 million in the first two quarters of 2023.

Base business net sales for the first two quarters of 2024 decreased $33.3 million, or 3.5%, to $919.9 million from $953.2 million for the first two quarters of 2023. The decrease in base business net sales was driven by a decrease in net pricing and the impact of product mix of $17.2 million, or 1.8% of base business net sales and a decrease in unit volume of $16.1 million, or 1.7%.

Gross Profit. Gross profit was $200.9 million for the first two quarters of 2024, or 21.8% of net sales. Adjusted gross profit, which excludes the negative impact of $2.2 million of acquisition/divestiture-related expenses and non-recurring expenses included in cost of goods sold during the first two quarters of 2024, was $203.1 million, or 22.1% of net sales. Gross profit was $216.5 million for the first two quarters of 2023, or 22.1% of net sales. Adjusted gross profit, which excludes the negative impact of $1.1 million of acquisition/divestiture-related expenses and non-recurring expenses included in cost of goods sold during the first two quarters of 2023, was $217.6 million, or 22.2% of net sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $2.9 million, or 3.0%, to $91.7 million for the first two quarters of 2024 from $94.6 million for the first two quarters of 2023. The decrease was composed of decreases in selling expenses of $3.0 million, consumer marketing expenses of $1.8 million, and warehousing expenses of $0.7 million, partially offset by increases in general and administrative expenses of $2.5 million and acquisition/divestiture-related and non-recurring expenses of $0.1 million. Expressed as a percentage of net sales, selling, general and administrative expenses increased by 0.4 percentage points to 10.0% for the first two quarters of 2024, as compared to 9.6% for the first two quarters of 2023.

Amortization Expense. Amortization expense decreased $0.3 million, or 2.2%, to $10.2 million for the first two quarters of 2024 from $10.5 million for the first two quarters of 2023.

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

Operating Income. As a result of the foregoing, operating income decreased $83.2 million, or 74.6%, to an operating income of $28.2 million for the first two quarters of 2024 from operating income of $111.4 million for the first two quarters of 2023. Operating income expressed as a percentage of net sales decreased to 3.1% in the first two quarters of 2024 from 11.3% in the first two quarters of 2023.

Net Interest Expense. Net interest expense increased $0.4 million, or 0.5%, to $75.6 million for the first two quarters of 2024 from $75.2 million for the first two quarters of 2023. The increase was primarily attributable to higher interest rates on our long-term debt during the first two quarters of 2024 compared to the first two quarters of 2023, as well as the accelerated amortization of deferred debt financing costs of $0.5 million resulting from our prepayment of $21.3 million aggregate principal amount of tranche B term loans and repurchase of $0.7 million aggregate principal amount of 8.00% senior secured notes due 2028 during the second quarter of 2024, partially offset by a reduction in average long-term debt outstanding during the first two quarters of 2024 compared to the first two quarters of 2023 and the accelerated amortization of deferred debt financing costs relating to long-term debt prepayments during the first two quarters of 2023. See “—Liquidity and Capital Resources — Debt” below.

Other Income. Other income for the first two quarters of 2024 and 2023 includes the non-service portion of net periodic pension cost and net periodic post-retirement benefit costs of $2.1 million and $1.9 million, respectively.

Income Tax Expense (Benefit). Income tax expense decreased $33.0 million to a tax benefit of $9.0 million for the first two quarters of 2024 from a tax expense of $24.0 million for the first two quarters of 2023. In connection with our transition from one reporting segment to four reporting segments during the first quarter of 2024, we reassigned assets and liabilities, including goodwill, between the reporting segments and completed a goodwill impairment test both prior to and subsequent to the change. The goodwill impairment test resulted in us recognizing pre-tax, non-cash goodwill impairment charges of $70.6 million (or $53.4 million, net of tax) within our Frozen & Vegetables reporting segment during the first quarter of 2024. As a result of these goodwill impairment charges, we recorded a deferred tax benefit of $17.2 million during the first quarter of 2024. See Note 5, “Goodwill and Other Intangible Assets,” and Note 16, “Business Segment Information,” to our unaudited consolidated interim financial statements in Part I, Item I of this report. As a result of the Back to Nature divestiture, we incurred a capital loss for tax purposes, for which we recorded a deferred tax asset during the first quarter of 2023. A valuation allowance has been recorded against this deferred tax asset, which negatively impacted our first quarter of 2023 income taxes by $14.7 million, or $0.21 per share. Our effective tax rate was 19.9% for the first two quarters of 2024 and 63.2% for the first two quarters of 2023. See “U.S. Tax Act” above for a discussion of the impact of the tax legislation on income tax expense (benefit).

Business Segment Operating Results. Effective in the first quarter of 2024, we operate in four reportable business segments: Specialty; Meals; Frozen & Vegetables; and Spices & Flavor Solutions. See Note 16, “Business Segment Information,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report for a description of our business segments and for a reconciliation of the non-GAAP financial measure segment adjusted EBITDA to net income (loss).

Specialty Segment Results. Specialty segment results were as follows (dollars in thousands):

	Thirteen Weeks				Twenty-six Weeks
	Ended				Ended
	June 29,	July 1,			June 29,	July 1,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Specialty segment net sales	$146,624	$153,837	$(7,213)	(4.7)%	$301,353	$316,460	$(15,107)	(4.8)%
Specialty segment adjusted EBITDA	$31,688	$32,706	$(1,018)	(3.1)%	$68,880	$69,190	$(310)	(0.4)%

For the second quarter of 2024, the decrease in Specialty segment net sales was primarily due to a decrease in Crisco net pricing driven by a decrease in commodity costs coupled with a decrease in volumes across the rest of the

Specialty portfolio in the aggregate, partially offset by an increase in Crisco volumes. For the first two quarters of 2024, the decrease in Specialty segment net sales was primarily due to a decrease in volumes for Crisco pricing driven by a decrease in commodity costs coupled with a decrease in volumes for Crisco and a decrease in volumes for the rest of the Specialty portfolio in the aggregate. The decrease in Specialty segment adjusted EBITDA for the second quarter and first two quarters of 2024, was primarily due to lower volumes, partially offset by rate improvements across key materials and freight costs.

Meals Segment Results. Meals segment results were as follows (dollars in thousands):

	Thirteen Weeks				Twenty-six Weeks
	Ended				Ended
	June 29,	July 1,			June 29,	July 1,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Meals segment net sales	$107,889	$114,143	$(6,254)	(5.5)%	$227,920	$236,092	$(8,172)	(3.5)%
Meals segment adjusted EBITDA	$23,911	$23,024	$887	3.9%	$49,540	$49,262	$278	0.6%

For the second quarter and first two quarters of 2024, the decrease in Meals segment net sales was primarily due to a decrease in volumes across the Meals portfolio in the aggregate, partially offset by an increase in net pricing. The increase in Meals segment adjusted EBITDA was primarily due to improvements in freight costs, partially offset by a decrease in net sales, and rate increases in other key materials.

Frozen & Vegetables Segment Results. Frozen & Vegetables segment results were as follows (dollars in thousands):

	Thirteen Weeks				Twenty-six Weeks
	Ended				Ended
	June 29,	July 1,			June 29,	July 1,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Frozen & Vegetables segment net sales	$91,580	$107,762	$(16,182)	(15.0)%	$196,467	$233,968	$(37,501)	(16.0)%
Frozen & Vegetables segment adjusted EBITDA	$3,808	$10,775	$(6,967)	(64.7)%	$11,638	$21,229	$(9,591)	(45.2)%

For the second quarter and first two quarters of 2024, the decrease in Frozen & Vegetables segment net sales was primarily due to the Green Giant U.S. shelf-stable divestiture (which negatively impacted net sales versus the prior year period by $13.8 million and $28.3 million, respectively,), a decrease in volumes, increased promotional trade spending, and the impact of product mix in frozen. The decrease in Frozen & Vegetables segment adjusted EBITDA was primarily due to the Green Giant U.S. shelf-stable divestiture, a decrease in net sales, increases in material costs and the negative impact of foreign currency, partially offset by improvements in freight costs.

Spices & Flavor Solutions Segment Results. Spices & Flavor Solutions segment results were as follows (dollars in thousands):

	Thirteen Weeks				Twenty-six Weeks
	Ended				Ended
	June 29,	July 1,			June 29,	July 1,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Spices & Flavor Solutions segment net sales	$98,497	$93,895	$4,602	4.9%	$194,073	$194,931	$(858)	(0.4)%
Spices & Flavor Solutions segment adjusted EBITDA	$27,647	$26,113	$1,534	5.9%	$56,316	$56,793	$(477)	(0.8)%

For the second quarter of 2024, the increase in Spices & Flavor Solutions segment net sales was primarily due to increased volumes across the Spices & Flavor Solutions portfolio in the aggregate. The increase in Spices & Flavor Solutions segment adjusted EBITDA was primarily due to an increase in net sales and improvements in freight costs, partially offset by increases in material costs. For the first two quarters of 2024, Spices & Flavor Solutions segment net sales and segment adjusted EBITDA were essentially flat.

Unallocated Corporate Items. Unallocated corporate expenses decreased $1.1 million, or 4.3% in the second quarter of 2024 to $23.1 million from $24.2 million for the second quarter of 2023.

Unallocated corporate expenses increased $1.7 million, or 3.8% in the first two quarters of 2024 to $47.4 million from $45.7 million for the first two quarters of 2023.

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

Cash Flows

Net Cash Provided by Operating Activities. Net cash provided by operating activities decreased $86.0 million to $46.4 million for the first two quarters of 2024, as compared to $132.4 million for the first two quarters of 2023. The decrease was due to a decrease in operating income and unfavorable working capital comparisons in the first two quarters of 2024 compared to the first two quarters of 2023, primarily comprised of inventory reduction, accrued expenses and trade accounts receivable; partially offset by favorable working capital comparisons for prepaid expenses and other current assets.

Net Cash (Used in) Provided by Investing Activities. Net cash provided by investing activities decreased $55.1 million to $14.2 million of net cash used in investing activities for the first two quarters of 2024, as compared to $40.9 million of net cash provided by investing activities for the first two quarters of 2023. The decrease was primarily attributable to the Back to Nature sale, which produced gross proceeds from the sale of assets of $51.4 million in the first two quarters of 2023. We also had higher capital expenditures in the first two quarters of 2024 compared to the first two quarters of 2023.

Net Cash Used in Financing Activities. Net cash used in financing activities decreased $143.5 million to $32.6 million for the first two quarters of 2024, as compared to $176.1 million for the first two quarters of 2023. The decrease was primarily driven by a decrease in tranche B term loan prepayments of $120.3 million and an increase in net borrowings under our revolving credit facility of $22.5 million during the first two quarters of 2024 as compared to the first two quarters of 2023.

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

For the first two quarters of 2024 and 2023, we had net cash provided by operating activities of $46.4 million and $132.4 million, respectively, and distributed as dividends $30.0 million and $27.3 million, respectively.

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

Future Capital Needs

We are highly leveraged. On June 29, 2024, our total long-term debt of $2,062.0 million, net of our cash and cash equivalents of $40.3 million, was $2,021.7 million. Stockholders’ equity as of that date was $765.0 million.

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

We expect to make capital expenditures of approximately $30.0 million to $35.0 million in the aggregate during fiscal 2024. During the first two quarters of 2024, we made capital expenditures of $15.5 million, of which $13.7 million were paid in cash. Our projected capital expenditures for fiscal 2024 primarily relate to asset sustainability projects, cost saving initiatives, environmental compliance, and information technology (hardware and software), including cybersecurity.

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

The following tables present summarized unaudited financial information on a combined basis for B&G Foods and each of the guarantor subsidiaries described above after elimination of (1) intercompany transactions and balances among B&G Foods and the guarantor subsidiaries and (2) investments in any subsidiary that is a non-guarantor (in thousands):

	June 29,	December 30,
	2024	2023
Current assets(1)	$715,816	$711,926
Non-current assets	2,480,970	2,577,910
Current liabilities(2)	$253,336	$239,904
Non-current liabilities	2,339,832	2,365,338
(1)	Current assets includes amounts due from non-guarantor subsidiaries of $52.9 million and $53.6 million as of June 29, 2024 and December 30, 2023, respectively.
(2)	Current liabilities includes amounts due to non-guarantor subsidiaries of $33.6 million and $6.6 million as of June 29, 2024 and December 30, 2023, respectively.

	Twenty-six Weeks Ended
	June 29,	July 1,
	2024	2023
Net sales	$859,157	$923,082
Gross profit	182,554	215,695
Operating income	5,027	107,074
(Loss) income before income taxes	(68,509)	33,682
Net (loss) income	$(55,892)	$10,720

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Changes in interest rates impact our fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas for variable rate debt, a change in the interest rates will impact interest expense and cash flows. At June 29, 2024, we had $1,364.7 million of fixed rate debt and $697.3 million of variable rate debt.

Based upon our principal amount of long-term debt outstanding at June 29, 2024, a hypothetical 1.0% increase or decrease in interest rates would have affected our annual interest expense by approximately $7.0 million.

The carrying values and fair values of our revolving credit loans, term loans and senior notes as of June 29, 2024 and December 30, 2023 were as follows (in thousands):

	June 29, 2024				December 30, 2023
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving credit loans	$190,000		$190,000	(1)	$170,000		$170,000	(1)
Tranche B term loans due 2026	506,517	(2)	501,452	(3)	527,443	(2)	522,169	(3)
5.25% senior notes due 2025	265,516	(4)	263,193	(3)	265,592	(4)	261,608	(3)
5.25% senior notes due 2027	550,000		507,375	(3)	550,000		497,750	(3)
8.00% senior secured notes due 2028	$546,920	(5)	$555,124	(3)	$547,372		$572,688	(3)
(1)	Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.
(2)	The carrying value of the tranche B term loans includes a discount. At June 29, 2024 and December 30, 2023, the face amount of the tranche B term loans was $507.3 million and $528.6 million, respectively.
(3)	Fair values are estimated based on quoted market prices.
(4)	The carrying value of the 5.25% senior notes due 2025 includes a premium. At June 29, 2024 and December 30, 2023, the face amount of the 5.25% senior notes due 2025 was $265.4 million.
(5)	The carrying value of the 8.00% senior secured notes due 2028 includes a discount. At June 29, 2024 and December 30, 2023, the face amount of the 8.00% senior secured notes due 2028 was $549.3 million and $550.0 million, respectively.

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

Foreign Currency Risk. Our foreign sales are primarily to customers in Canada. Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars. Our net sales to customers in foreign countries represented approximately 8.9% and 8.6% of our total net sales during the first two quarters of 2024 and 2023, respectively. We also purchase certain raw materials from foreign suppliers. For example, we purchase a significant majority of our maple syrup requirements from suppliers in Québec, Canada. These purchases are made in Canadian dollars. A weakening of the U.S. dollar in relation to the Canadian dollar would significantly increase our future costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar. Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars, but certain purchases of raw materials in Mexico are denominated in Mexican pesos. In addition, we operate a frozen vegetable manufacturing facility in Irapuato, Mexico. A weakening of the U.S. dollar in relation to the Mexican peso would significantly increase our costs relating to the production of frozen vegetable products to the extent we have not purchased Mexican pesos or otherwise entered into hedging arrangements in advance of the weakening of the U.S. dollar. As a result, certain revenues and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations, and these fluctuations may have an adverse impact on operating results. For example, our results of operations from our Green Giant frozen operations in Mexico were negatively impacted during fiscal 2023 as a result of the Mexican peso appreciating by approximately 15% against the U.S. dollar during that period.

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

101

The following unaudited financial information from B&G Foods’ Quarterly Report on Form 10-Q for the quarter ended June 29, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive (Loss) Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2024, formatted in iXBRL and contained in Exhibit 101.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 6, 2024	B&G FOODS, INC.

	By:	/s/ Bruce C. Wacha
Bruce C. Wacha Executive Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Authorized Officer)