Form 10-Q
period 2024-09-28
B&G Foods, Inc.
filed 2024-11-05
CIK 1278027

As filed with the Securities and Exchange Commission on November 5, 2024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 28, 2024 or

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

As of October 31, 2024, the registrant had 79,163,886 shares of common stock, par value $0.01 per share, issued and outstanding.

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

- iii -

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

B&G Foods, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 28,	December 30,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$54,694	$41,094
Trade accounts receivable, net	159,986	143,015
Inventories	618,093	568,980
Prepaid expenses and other current assets	41,916	41,747
Income tax receivable	7,818	7,988
Total current assets	882,507	802,824

Property, plant and equipment, net of accumulated depreciation of $454,761 and $426,084 as of September 28, 2024 and December 30, 2023, respectively	278,310	302,288
Operating lease right-of-use assets	59,753	70,046
Finance lease right-of-use assets	1,038	1,832
Goodwill	548,675	619,399
Other intangible assets, net	1,612,146	1,627,836
Other assets	25,011	23,484
Deferred income taxes	10,975	15,581
Total assets	$3,418,415	$3,463,290

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$175,739	$123,778
Accrued expenses	60,545	83,217
Current portion of operating lease liabilities	18,085	16,939
Current portion of finance lease liabilities	996	1,070
Current portion of long-term debt	265,392	22,000
Income tax payable	1,834	475
Dividends payable	15,041	14,939
Total current liabilities	537,632	262,418

Long-term debt, net of current portion	1,813,961	2,023,088
Deferred income taxes	247,175	267,053
Long-term operating lease liabilities, net of current portion	41,910	53,724
Long-term finance lease liabilities, net of current portion	—	726
Other liabilities	22,430	20,818
Total liabilities	2,663,108	2,627,827
Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share. Authorized 125,000,000 shares; 79,163,886 and 78,624,419 shares issued and outstanding as of September 28, 2024 and December 30, 2023, respectively	792	786
Additional paid-in capital	8,368	46,990
Accumulated other comprehensive (loss) income	(10,106)	2,597
Retained earnings	756,253	785,090
Total stockholders’ equity	755,307	835,463
Total liabilities and stockholders’ equity	$3,418,415	$3,463,290

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28,	September 30,	September 28,	September 30,
	2024	2023	2024	2023
Net sales	$461,073	$502,734	$1,380,886	$1,484,185
Cost of goods sold	358,728	388,896	1,077,623	1,153,835
Gross profit	102,345	113,838	303,263	330,350

Operating expenses:
Selling, general and administrative expenses	45,988	48,197	137,728	142,798
Amortization expense	5,110	5,197	15,333	15,649
Impairment of goodwill	—	—	70,580	—
Loss on sales of assets	—	—	135	85
Impairment of assets held for sale	—	132,949	—	132,949
Operating income (loss)	51,247	(72,505)	79,487	38,869

Other (income) and expenses:
Interest expense, net	42,166	35,859	117,799	111,108
Other income	(1,046)	(962)	(3,134)	(2,819)
Income (loss) before income tax expense (benefit)	10,127	(107,402)	(35,178)	(69,420)
Income tax expense (benefit)	2,663	(24,661)	(6,341)	(647)
Net income (loss)	$7,464	$(82,741)	$(28,837)	$(68,773)

Weighted average shares outstanding:
Basic	79,164	74,428	78,965	72,815
Diluted	79,404	74,428	78,965	72,815

Earnings (loss) per share:
Basic	$0.09	$(1.11)	$(0.37)	$(0.94)
Diluted	$0.09	$(1.11)	$(0.37)	$(0.94)

Cash dividends declared per share	$0.19	$0.19	$0.57	$0.57

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28,	September 30,	September 28,	September 30,
	2024	2023	2024	2023
Net income (loss)	$7,464	$(82,741)	$(28,837)	$(68,773)

Other comprehensive (loss) income:
Foreign currency translation adjustments	(4,237)	(3,492)	(12,673)	6,247
Pension loss, net of tax	(11)	(9)	(30)	(15)
Other comprehensive (loss) income	(4,248)	(3,501)	(12,703)	6,232
Comprehensive income (loss)	$3,216	$(86,242)	$(41,540)	$(62,541)

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

As of September 28, 2024

(In thousands, except share and per share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Income	Earnings	Equity
Balance at December 30, 2023	78,624,419	$786	$46,990	$2,597	$785,090	$835,463
Foreign currency translation	—	—	—	95	—	95
Change in pension benefit (net of $3 of income taxes)	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	(40,239)	(40,239)
Share-based compensation	—	—	1,519	—	—	1,519
Issuance of common stock for share-based compensation	479,746	6	(6)	—	—	—
Cancellation of restricted stock for tax withholding upon vesting	(51,997)	(1)	(589)	—	—	(590)
Cancellation of restricted stock upon forfeiture	(676)	—	—	—	—	—
Dividends declared on common stock, $0.19 per share	—	—	(15,020)	—	—	(15,020)
Balance at March 30, 2024	79,051,492	$791	$32,894	$2,684	$744,851	$781,220
Foreign currency translation	—	—	—	(8,531)	—	(8,531)
Change in pension benefit (net of $3 of income taxes)	—	—	—	(11)	—	(11)
Net income	—	—	—	—	3,938	3,938
Share-based compensation	—	—	3,461	—	—	3,461
Issuance of common stock for share-based compensation	116,532	1	(1)	—	—	—
Cancellation of restricted stock for tax withholding upon vesting	(2,671)	—	(25)	—	—	(25)
Cancellation of restricted stock upon forfeiture	(1,467)	—	—	—	—	—
Dividends declared on common stock, $0.19 per share	—	—	(15,041)	—	—	(15,041)
Balance at June 29, 2024	79,163,886	$792	$21,288	$(5,858)	$748,789	$765,011
Foreign currency translation	—	—	—	(4,237)	—	(4,237)
Change in pension benefit (net of $4 of income taxes)	—	—	—	(11)	—	(11)
Net income	—	—	—	—	7,464	7,464
Share-based compensation	—	—	2,121	—	—	2,121
Dividends declared on common stock, $0.19 per share	—	—	(15,041)	—	—	(15,041)
Balance at September 28, 2024	79,163,886	$792	$8,368	$(10,106)	$756,253	$755,307

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

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirty-nine Weeks Ended
	September 28,	September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(28,837)	$(68,773)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	51,709	52,586
Amortization of operating lease right-of-use assets	14,437	13,325
Amortization of deferred debt financing costs and bond discount/premium	4,537	5,691
Deferred income taxes	(16,968)	(18,940)
Impairment of goodwill	70,580	—
Impairment of assets held for sale	—	132,949
Loss on sales of assets	258	775
Loss (gain) on extinguishment of debt	1,938	(1,368)
Share-based compensation expense	6,795	5,452
Changes in assets and liabilities, net of effects of businesses acquired:
Trade accounts receivable	(17,152)	(4,634)
Inventories	(57,419)	3,316
Prepaid expenses and other current assets	(738)	(5,446)
Income tax receivable/payable, net	1,273	524
Other assets	(3,548)	(1,104)
Trade accounts payable	55,993	52,291
Accrued expenses	(33,864)	(10,770)
Other liabilities	1,572	(193)
Net cash provided by operating activities	50,566	155,681

Cash flows from investing activities:
Capital expenditures	(18,582)	(16,946)
Proceeds from sales of assets	(422)	51,652
Net cash (used in) provided by investing activities	(19,004)	34,706

Cash flows from financing activities:
Repurchases of senior notes	(685)	(42,900)
Proceeds from issuance of senior secured notes	250,000	550,000
Repayments of borrowings under term loan facility	(528,625)	(121,000)
Borrowings under term loan facility	450,000	—
Repayments of borrowings under revolving credit facility	(275,000)	(422,500)
Borrowings under revolving credit facility	145,000	140,000
Proceeds from issuance of common stock, net	—	73,826
Dividends paid	(45,000)	(41,073)
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	(615)	(1,879)
Payments of debt financing costs	(12,568)	(10,213)
Net cash (used in) provided by financing activities	(17,493)	124,261

Effect of exchange rate fluctuations on cash and cash equivalents	(469)	(164)
Net increase in cash and cash equivalents	13,600	314,484

Cash and cash equivalents at beginning of period	41,094	45,442
Cash and cash equivalents at end of period	$54,694	$359,926

Supplemental disclosures of cash flow information:
Cash interest payments	$120,893	$103,906
Cash income tax payments	$9,232	$17,763
Non-cash investing and financing transactions:
Dividends declared and not yet paid	$15,041	$14,938
Accruals related to purchases of property, plant and equipment	$1,495	$2,502
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,709	$14,810

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

Basis of Presentation

The accompanying unaudited consolidated interim financial statements for the thirteen and thirty-nine week periods ended September 28, 2024 (third quarter and first three quarters of 2024) and September 30, 2023 (third quarter and first three quarters of 2023) have been prepared by our company in accordance with generally accepted accounting principles in the United States (GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and include the accounts of B&G Foods, Inc. and its subsidiaries. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, our management believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading. All intercompany balances and transactions have been eliminated. The accompanying unaudited consolidated interim financial statements contain all adjustments that are, in the opinion of management, necessary to present fairly our consolidated financial position as of September 28, 2024, and the results of our operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for the third quarter and first three quarters of 2024 and 2023. Our results of operations for the third quarter and first three quarters of 2024 are not necessarily indicative of the results to be expected for the full year. We have evaluated subsequent events for disclosure through the date of issuance of the accompanying unaudited consolidated interim financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for fiscal 2023 filed with the SEC on February 28, 2024 (which we refer to as our 2023 Annual Report on Form 10-K).

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

Inventories consist of the following, as of the dates indicated (in thousands):

	September 28, 2024	December 30, 2023
Raw materials and packaging	$107,494	$92,707
Work-in-process	143,808	128,073
Finished goods	366,791	348,200
Inventories	$618,093	$568,980

(5)	Goodwill and Other Intangible Assets

The carrying amounts of goodwill and other intangible assets, as of the dates indicated, consist of the following (in thousands):

	September 28, 2024			December 30, 2023
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Finite-Lived Intangible Assets
Trademarks	$6,800	$5,176	$1,624	$6,800	$4,836	$1,964
Customer relationships	386,184	213,992	172,192	386,235	199,006	187,229
Total finite-lived intangible assets	$392,984	$219,168	$173,816	$393,035	$203,842	$189,193

Indefinite-Lived Intangible Assets
Goodwill			$548,675			$619,399
Trademarks			1,438,330			1,438,643
Total indefinite-lived intangible assets			$1,987,005			$2,058,042

Total goodwill and other intangible assets			$2,160,821			$2,247,235

The changes in the carrying amount of goodwill by operating segment for the first three quarters of 2024 were as follows (in thousands):

	Specialty	Meals	Frozen & Vegetables	Spices & Flavor Solutions	Total
Balance as of December 31, 2023	$224,366	$143,020	$70,580	$181,433	$619,399
Currency translation	(144)	—	—	—	(144)
Impairment	—	—	(70,580)	—	(70,580)
Balance as of September 28, 2024	$224,222	$143,020	$—	$181,433	$548,675

Amortization expense associated with finite-lived intangible assets was $5.1 million and $15.3 million for the third quarter and first three quarters of 2024, respectively, and $5.2 million and $15.6 million for the third quarter and first three quarters of 2023, respectively, and is recorded in operating expenses. We expect to recognize an additional $5.1 million of amortization expense associated with our finite-lived intangible assets during the remainder of fiscal 2024, and thereafter $20.4 million in fiscal 2025, $19.7 million in fiscal 2026, $14.8 million in fiscal 2027, $12.9 million in fiscal 2028, and $12.7 million in fiscal 2029.

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

In connection with the divestiture of our Green Giant U.S. shelf-stable product line during the fourth quarter of 2023, we reclassified $115.3 million of indefinite-lived trademark intangible assets, $82.3 million of inventories and $4.1 million of finite-lived customer relationship intangible assets to assets held for sale as of the end of the third quarter of 2023. We then measured the assets held for sale at the lower of their carrying value or fair value less the estimated costs to sell, and recorded pre-tax, non-cash charges of $132.9 million during the third quarter of 2023. See Note 3, “Acquisitions and Divestitures.”

We did not recognize any impairment charges for indefinite-lived intangible assets for the first three quarters of 2024 or for goodwill for the first three quarters of 2023. During the third quarter of 2023, we impaired the brand assets relating to our Green Giant U.S. shelf-stable product line. If future revenues and contributions to our operating results for any of our brands or operating segments, including recently impaired brands and any newly acquired brands, deteriorate, at rates in excess of our current projections, we may be required to record additional non-cash impairment charges to certain intangible assets, including trademarks and goodwill. In addition, any significant decline in our market capitalization or changes in discount rates, even if due to macroeconomic factors, could put pressure on the carrying value of our goodwill or the goodwill of any of our operating segments. A determination that all or a portion of our goodwill or indefinite-lived intangible assets are impaired, although a non-cash charge to operations, could have a material adverse effect on our business, consolidated financial condition and results of operations. For a further discussion of our annual impairment testing of goodwill and indefinite-lived intangible assets (trademarks), see Note 2(g), “Summary of Significant Accounting Policies—Goodwill and Other Intangible Assets” to our 2023 Annual Report on Form 10-K.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(6)	Long-Term Debt

Long-term debt consists of the following, as of the dates indicated (in thousands):

	September 28, 2024	December 30, 2023
Revolving credit loans	$40,000	$170,000
Tranche B term loans due 2029	450,000	528,625
5.25% senior notes due 2025	265,392	265,392
5.25% senior notes due 2027	550,000	550,000
8.00% senior secured notes due 2028	799,315	550,000
Unamortized deferred debt financing costs	(19,733)	(15,319)
Unamortized discount/premium	(5,621)	(3,610)
Total long-term debt, net of unamortized deferred debt financing costs and discount/premium	2,079,353	2,045,088
Current portion of long-term debt	(265,392)	(22,000)
Long-term debt, net of unamortized deferred debt financing costs and discount/premium, and excluding current portion	$1,813,961	$2,023,088

As of September 28, 2024, the aggregate contractual maturities of long-term debt were as follows (in thousands):

Aggregate Contractual Maturities
Fiscal year:
2024 remaining	$265,392
2025	—
2026	—
2027	550,000
2028	839,315
Thereafter	450,000
Total	$2,104,707

As described below in this Note 6 and Note 17, “Subsequent Events,” we redeemed our 5.25% senior notes due 2025 on October 9, 2024. As of October 9, 2024, immediately after the redemption, the aggregate contractual maturities of long-term debt were as follows (in thousands):

Aggregate Contractual Maturities
Fiscal year:
2024 remaining	$—
2025	—
2026	—
2027	550,000
2028	1,134,315
Thereafter	450,000
Total	$2,134,315

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

On July 12, 2024, we refinanced and amended our credit agreement. As part of the refinancing and together with a portion of the net proceeds of the offering of additional 8.00% senior secured notes due 2028 described below, we reduced the aggregate principal amount of tranche B term loans outstanding under our credit agreement from $507.3 million to $450.0 million by replacing $507.3 million of outstanding tranche B term loans with $450.0 million of new tranche B term loans. We also extended the maturity date for the tranche B term loans from October 10, 2026 to October 10, 2029. The new tranche B term loans were issued at a price equal to 99.00% of their face value. The new tranche B term loans bear interest based on alternative rates that we may choose, including a base rate per annum plus an applicable margin of 2.50%, and SOFR plus an applicable margin of 3.50%. The new tranche B term loans are subject to amortization at the rate of 1% per year with the balance due and payable on the maturity date. As of September 28, 2024, $450.0 million of tranche B term loans remained outstanding.

As part of the refinancing, on July 12, 2024, we prepaid $175.0 million aggregate principal amount of revolving credit loans with a portion of the proceeds of the tack-on offering, decreased the revolver capacity under the credit agreement from $800.0 million to $475.0 million aggregate principal amount, and extended the maturity date of our revolving credit facility from December 16, 2025 to December 16, 2028. Following the refinancing, interest under the revolving credit facility, including any outstanding letters of credit, is determined based on alternative rates that we may choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin ranging from 0.50% to 1.00%, and SOFR plus an applicable margin ranging from 1.50% to 2.00%, in each case depending on our consolidated leverage ratio (as defined in the credit agreement). As of September 28, 2024, the available borrowing capacity under the revolving credit facility, net of outstanding letters of credit of $4.7 million, was $430.3 million. Proceeds of the revolving credit facility may be used for general corporate purposes, including acquisitions of targets in the same or a similar line of business as our company, subject to specified criteria.

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

The credit agreement also contains certain financial maintenance covenants, which, among other things, specify a maximum consolidated leverage ratio and a minimum interest coverage ratio, each ratio as defined in the credit agreement. The credit agreement provides that our maximum consolidated leverage ratio (defined as the ratio, determined on a pro forma basis, of our consolidated net debt, as of the last day of any period of four consecutive fiscal quarters to our adjusted EBITDA (as defined in the credit agreement) before share-based compensation for such period), is 7.00 to 1.00. We are also required to maintain a consolidated interest coverage ratio (defined as the ratio, determined on a pro forma basis, of our adjusted EBITDA (before share-based compensation) for any period of four consecutive fiscal quarters to our consolidated interest expense for such period payable in cash) of at least 1.75 to 1.00. As of September 28, 2024, we were in compliance with all of the covenants, including the financial covenants, in the credit agreement.

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

5.25% Senior Notes due 2025. As of September 28, 2024, $265.4 million aggregate principal amount of the 5.25% senior notes due 2025 remained outstanding and we were in compliance with all of the covenants in the indenture governing the 5.25% senior notes due 2025. On October 9, 2024, we redeemed all $265.4 million of the 5.25% senior notes due 2025. See Note 17, “Subsequent Event.”

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

The indenture governing the 5.25% senior notes due 2027 contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of certain liens; certain sale-leaseback transactions; certain asset sales; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates. Each of the covenants is subject to a number of important exceptions and qualifications. As of September 28, 2024, we were in compliance with all of the covenants in the indenture governing the 5.25% senior notes due 2027.

8.00% Senior Secured Notes due 2028. On September 26, 2023, we issued $550.0 million aggregate principal amount of 8.00% senior secured notes due 2028 at a price of 99.502%. On July 12, 2024, we issued an additional $250.0

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

million aggregate principal amount of 8.00% senior secured notes due 2028 at a price to the public 100.5% of their face value plus accrued interest from March 15, 2024 to, but excluding, July 12, 2024. The notes issued in July 2024 were issued as additional notes under the same indenture as our 8.00% senior secured notes due 2028 that were issued in September 2024, and, as such, form a single series and trade interchangeably with the previously issued 8.00% senior secured notes due 2028. As of September 28, 2024, approximately $799.3 million of the 8.00% senior secured notes due 2028 are outstanding.

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

The indenture governing the 8.00% senior secured notes due 2028 contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of certain liens; certain sale-leaseback transactions; certain asset sales; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates. Each of the covenants is subject to a number of important exceptions and qualifications. As of September 28, 2024, we were in compliance with all of the covenants in the indenture governing the 8.00% senior secured notes due 2028.

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

Accrued Interest. At September 28, 2024 and December 30, 2023, accrued interest of $14.9 million and $24.5 million, respectively, is included in accrued expenses in the accompanying unaudited consolidated balance sheets.

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

The carrying values and fair values of our revolving credit loans, term loans and senior notes as of September 28, 2024 and December 30, 2023 were as follows (in thousands):

	September 28, 2024				December 30, 2023
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving credit loans	$40,000		$40,000	(1)	$170,000		$170,000	(1)
Tranche B term loans due 2029	445,382	(2)	441,485	(3)	527,443	(2)	522,169	(3)
5.25% senior notes due 2025	265,478	(4)	265,478	(3)	265,592	(4)	261,608	(3)
5.25% senior notes due 2027	550,000		525,250	(3)	550,000		497,750	(3)
8.00% senior secured notes due 2028	$798,226	(5)	$832,151	(3)	$547,372		$572,688	(3)
(1)	Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.
(2)	The carrying value of the tranche B term loans includes a discount. At September 28, 2024 and December 30, 2023, the face amount of the tranche B term loans was $450.0 million and $528.6 million, respectively.
(3)	Fair values are estimated based on quoted market prices.
(4)	The carrying value of the 5.25% senior notes due 2025 includes a premium. At September 28, 2024 and December 30, 2023, the face amount of the 5.25% senior notes due 2025 was $265.4 million. During the fourth quarter of 2024, we redeemed all $265.4 million of the 5.25% senior notes due 2025. See Note 6, “Long-Term Debt” and Note 17, “Subsequent Event.”
(5)	The carrying value of the 8.00% senior secured notes due 2028 includes a discount. At September 28, 2024 and December 30, 2023, the face amount of the 8.00% senior secured notes due 2028 was $799.3 million and $550.0 million, respectively.

There was no Level 3 activity during the third quarter or first three quarters of 2024 or 2023.

(8)	Accumulated Other Comprehensive (Loss) Income

The reclassifications from accumulated other comprehensive (loss) income (AOCLI) for the third quarter and first three quarters of 2024 and 2023 were as follows (in thousands):

	Amounts Reclassified from AOCLI		Amounts Reclassified from AOCLI		Affected Line Item in
	Thirteen Weeks Ended		Thirty-nine Weeks Ended		the Statement Where
	September 28,	September 30,	September 28,	September 30,	Net Income (Loss)
Details about AOCLI Components	2024	2023	2024	2023	is Presented
Defined benefit pension plan items
Amortization of unrecognized gain	$(15)	$(12)	$(40)	$(23)	See (1) below
Accumulated other comprehensive gain before tax	(15)	(12)	(40)	(23)	Total before tax
Tax expense	4	3	10	8	Income tax expense (benefit)
Total reclassification	$(11)	$(9)	$(30)	$(15)	Net of tax
(1)	These items are included in the computation of net periodic pension cost. See Note 10, “Pension Benefits,” for additional information.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Changes in AOCLI for the first three quarters of 2024 were as follows (in thousands):

		Foreign Currency
	Defined Benefit	Translation
	Pension Plan Items	Adjustments	Total
Balance at December 30, 2023	$4,308	$(1,711)	$2,597
Other comprehensive loss before reclassifications	—	(12,673)	(12,673)
Amounts reclassified from AOCLI	(30)	—	(30)
Net current period other comprehensive loss	(30)	(12,673)	(12,703)
Balance at September 28, 2024	$4,278	$(14,384)	$(10,106)

(9)Stockholders’ Equity

At-The-Market Equity Offering Program. We did not sell any shares of our common stock under our “at-the-market” (ATM) equity offering program during the third quarter and first three quarters of 2024 or during the first two quarters of 2023.

During the third quarter of 2023, we sold 6,332,846 shares of our common stock under our ATM equity offering program. We generated $75.3 million in gross proceeds, or $11.90 per share, from the sales and paid commissions to the sales agents of approximately $1.5 million and incurred other fees and expenses. We used a portion of the proceeds to repurchase $20.2 million aggregate principal amount of our 5.25% senior notes due 2025 in open market purchases at a discounted repurchase price of $19.5 million (or 96.92% of such principal amount) plus accrued and unpaid interest of $0.4 million. We used the remaining proceeds to repay or redeem long-term debt and to pay offering fees and expenses.

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

As of September 28, 2024, 3,667,154 shares of our common stock remain authorized and available for issuance under our ATM equity offering program.

Omnibus Incentive Compensation Plan. At the annual meeting of stockholders of B&G Foods held on May 17, 2023, our stockholders approved an amendment to our Omnibus Incentive Compensation Plan. Upon the recommendation of our compensation committee, our board of directors had previously adopted the amendment to our Omnibus Plan, subject to stockholder approval. The amendment increased the number of shares of common stock available for grant under the Omnibus Plan by 5,000,000. As of September 28, 2024, 4,893,337 shares of common stock remained available for grant under the Omnibus Plan.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(10)	Pension Benefits

Company-Sponsored Defined Benefit Pension Plans. As of September 28, 2024, we had four company-sponsored defined benefit pension plans covering approximately 23% of our employees. Three of these defined benefit pension plans are for the benefit of certain of our union employees and one is for the benefit of salaried and certain hourly employees. The benefits in the salaried and hourly plan are based on each employee’s years of service and compensation, as defined. Newly hired employees are no longer eligible to participate in any of our four company-sponsored defined benefit pension plans. Net periodic pension cost for our four company-sponsored defined benefit pension plans for the third quarter and first three quarters of 2024 and 2023 includes the following components (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28,	September 30,	September 28,	September 30,
	2024	2023	2024	2023
Service cost—benefits earned during the period	$1,269	$1,305	$3,824	$3,898
Interest cost on projected benefit obligation	1,901	1,858	5,699	5,576
Expected return on plan assets	(2,931)	(2,809)	(8,792)	(8,372)
Amortization of unrecognized gain	(15)	(12)	(40)	(23)
Net periodic pension cost	$224	$342	$691	$1,079

During the first three quarters of 2024, we did not make any contributions to our company-sponsored defined benefit pension plans. During the first three quarters of 2023, we made contributions to our company-sponsored defined benefit pension plans of $2.5 million. During the fourth quarter of fiscal 2024, we made $2.5 million of contributions.

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

In connection with the closure and sale of the Portland, Maine manufacturing facility, we withdrew from participation in the plan during the fourth quarter of 2021. As a result, we are required to make monthly withdrawal liability payments to the plan over 20 years. These payments amount to approximately $0.9 million on an annual basis beginning March 1, 2022. Accordingly, the present value of the remaining payments amounting to $12.5 million as of September 28, 2024 is reflected as a liability on our unaudited consolidated balance sheet.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Operating leases and a finance lease are included in the accompanying unaudited consolidated balance sheets in the following line items (in thousands):

	September 28,	December 30,
	2024	2023
Right-of-use assets:
Operating lease right-of-use assets	$59,753	$70,046
Finance lease right-of-use assets	1,038	1,832
Total lease right-of-use assets	$60,791	$71,878

Operating lease liabilities:
Current portion of operating lease liabilities	$18,085	$16,939
Long-term operating lease liabilities, net of current portion	41,910	53,724
Total operating lease liabilities	$59,995	$70,663

Finance lease liabilities:
Current portion of finance lease liabilities	$996	$1,070
Long-term finance lease liabilities, net of current portion	—	726
Total finance lease liabilities	$996	$1,796

The following table shows supplemental information related to leases (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28,	September 30,	September 28,	September 30,
	2024	2023	2024	2023
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$4,931	$4,467	$14,832	$13,549
Cash paid for amounts included in the measurement of finance lease liabilities	$275	$275	$824	$824

The components of operating lease costs were as follows:
Cost of goods sold	$3,246	$2,682	$9,307	$8,146
Selling, general and administrative expenses	1,711	1,738	5,130	5,179
Total operating lease costs	$4,957	$4,420	$14,437	$13,325

The components of finance lease costs were as follows:
Depreciation of finance right-of-use assets	$265	$264	$794	$794
Interest on finance lease liabilities	6	12	24	42
Total finance lease costs	$271	$276	$818	$836

Total net lease costs	$5,228	$4,696	$15,255	$14,161

Total rent expense was $5.2 million, including the operating lease costs of $5.0 million stated above, for the third quarter of 2024 and $15.4 million, including the operating lease costs of $14.4 million stated above, for the first three quarters of 2024. Total rent expense was $5.0 million, including the operating lease costs of $4.4 million stated above, for the third quarter of 2023 and $15.1 million, including the operating lease costs of $13.3 million stated above, for the first three quarters of 2023.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The following table shows the weighted average lease term and weighted average discount rate for our ROU assets:

	September 28,	December 30,
	2024	2023
Weighted average remaining lease term (years)
Operating leases	4.5	4.9
Finance lease	1.0	1.7
Weighted average discount rate
Operating leases	3.78%	3.77%
Finance lease	2.30%	2.30%

As of September 28, 2024, the maturities of lease liabilities were as follows (in thousands):

	Operating Leases	Finance Lease	Total Maturities of Lease Liabilities
Fiscal year:
2024 remaining	$4,941	$275	$5,216
2025	19,611	732	20,343
2026	14,145	—	14,145
2027	9,563	—	9,563
2028	7,989	—	7,989
Thereafter	8,816	—	8,816
Total undiscounted future minimum lease payments	65,065	1,007	66,072
Less: Imputed interest	(5,070)	(11)	(5,081)
Total present value of future lease liabilities	$59,995	$996	$60,991

(12)	Commitments and Contingencies

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

Environmental. We are subject to environmental laws and regulations in the normal course of business. We did not make any material expenditures during the first three quarters of 2024 or 2023 in order to comply with environmental laws and regulations. Based on our experience to date, management believes that the future cost of compliance with existing environmental laws and regulations (and liability for any known environmental conditions) will not have a material adverse effect on our consolidated financial position, results of operations or liquidity. However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

Collective Bargaining Agreements. As of September 28, 2024, 1,330 of our 2,686 employees, or approximately 49.5%, were covered by collective bargaining agreements.

As of the date of this report, only one of our collective bargaining agreements is scheduled to expire in the next twelve months. The collective bargaining agreement for our Ankeny, Iowa facility, which covers approximately 312 employees, is scheduled to expire on April 6, 2025.

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

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding plus all additional shares of common stock that would have been outstanding if potentially dilutive shares of common stock had been issued upon the exercise of stock options or in connection with performance shares that may be earned under long-term incentive awards as of the grant date, in the case of the stock options, and as of the beginning of the period, in the case of the performance shares, using the treasury stock method. For the third quarter of 2024, there were 1,817,018 shares of common stock issuable upon the exercise of stock options excluded from the calculation of diluted weighted average shares outstanding because the effect would have been antidilutive on diluted earnings per share.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28,	September 30,	September 28,	September 30,
	2024	2023	2024	2023
Weighted average shares outstanding:
Basic	79,163,886	74,427,869	78,964,848	72,814,702
Net effect of potentially dilutive share-based compensation awards(1)	239,834	—	—	—
Diluted	79,403,720	74,427,869	78,964,848	72,814,702

(1)	For the third quarter of 2023 and the first three quarters of 2024 and 2023, there are no potentially dilutive share-based compensation awards included in the calculation of diluted weighted average common shares outstanding, as their effect was antidilutive.

(14)	Business and Credit Concentrations and Geographic Information

Our exposure to credit loss in the event of non-payment of accounts receivable by customers is estimated in the amount of the allowance for doubtful accounts. We perform ongoing credit evaluations of the financial condition of our customers. Our top ten customers accounted for approximately 62.6% and 61.0% of consolidated net sales for the first three quarters of 2024 and 2023, respectively. Other than Walmart, which accounted for approximately 30.5% and 29.1% of our consolidated net sales for the first three quarters of 2024 and 2023, respectively, no single customer accounted for more than 10.0% of our consolidated net sales for the first three quarters of 2024 or 2023. Walmart is a customer for all four of our operating segments.

Our top ten customers accounted for approximately 64.2% and 63.1% of our consolidated trade accounts receivables as of September 28, 2024 and December 30, 2023, respectively. Other than Walmart, which accounted for approximately 32.1% and 30.7% of our consolidated trade accounts receivables as of September 28, 2024 and December 30, 2023, no single customer accounted for more than 10.0% of our consolidated trade accounts receivables. As of September 28, 2024, we do not believe we have any significant concentration of credit risk with respect to our consolidated trade accounts receivables with any single customer whose failure or nonperformance would materially affect our results other than as described above with respect to Walmart.

During the first three quarters of 2024 and 2023, our sales to customers in foreign countries represented approximately 9.1% and 8.7%, respectively, of net sales. Our foreign sales are primarily to customers in Canada.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(15)	Share-Based Payments

The following table details our stock option activity for the first three quarters of fiscal 2024 (dollars in thousands, except per share data):

		Weighted	Weighted Average
		Average	Contractual Life	Aggregate
	Options	Exercise Price	Remaining (Years)	Intrinsic Value
Outstanding at December 30, 2023	1,745,750	$25.11	7.44	$—
Granted	71,268	$9.59
Exercised	—	$—
Forfeited	—	$—
Expired	—	$—
Outstanding at September 28, 2024	1,817,018	$24.50	6.81	$—
Exercisable at September 28, 2024	845,750	$30.13	4.92	$—

The fair value of the options was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following assumptions. Expected volatility was based on both historical and implied volatilities of our common stock over the estimated expected term of the award. The expected term of the options granted represents the period of time that options were expected to be outstanding and is generally based on the “simplified method” in accordance with accounting guidance. We generally utilize the simplified method to determine the expected term of the options as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. However, a portion of the options granted during the first quarter of 2023 were granted with exercise prices significantly above the closing price on the date of grant. For those options, we modified the method for determining the expected term and adjusted to or towards the full remaining contractual life. The risk-free interest rate for the expected term of options is based on the U.S. Treasury implied yield at the date of grant. The assumptions used in the Black-Scholes option-pricing model for options granted during the first three quarters of 2024 and 2023 were as follows:

	2024	2023
Weighted average grant date fair value	$2.32	$2.71
Expected volatility	48.19%	39.6% - 43.3%
Expected term	5.5 years	5.5 years - 8.3 years
Risk-free interest rate	4.4%	3.6% - 3.7%
Dividend yield	7.9%	5.4% - 5.9%

The following table details the activity in our performance share long-term incentive awards (LTIAs) for the first three quarters of 2024:

		Weighted Average
	Number of	Grant Date Fair Value
	Performance Shares(1)	(per share)(2)
Outstanding at December 30, 2023	1,606,768	$17.29
Granted	1,451,362	$9.21
Vested	—	$—
Forfeited	(301,173)	$26.50
Outstanding at September 28, 2024	2,756,957	$12.03
(1)	Solely for purposes of this table, the number of performance shares is based on the participants earning the maximum number of performance shares (i.e., 233.333% or 300%, as applicable, of the target number of performance shares).
(2)	The fair value of the awards was determined based upon the closing price of our common stock on the applicable measurement dates (i.e., the deemed grant dates for accounting purposes), reduced by the present value of expected dividends using the risk-free interest-rate, as the award holders are not entitled to dividends or dividend equivalents during the vesting period.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The following table details the activity in our restricted stock for the first three quarters of 2024:

		Weighted Average
	Number of Shares	Grant Date Fair Value
	of Restricted Stock	(per share)(1)
Outstanding at December 30, 2023	369,573	$16.65
Granted	479,746	$11.36
Vested	(138,953)	$17.73
Forfeited	(2,143)	$14.41
Outstanding at September 28, 2024	708,223	$12.86
(1)	The fair value of the awards was determined based upon the closing price of our common stock on the applicable measurement dates (i.e., the deemed grant dates for accounting purposes).

The following table details the number of shares of common stock issued by our company during the third quarter and first three quarters of 2024 and 2023 upon the vesting of performance share LTIAs, the exercise of stock options, the issuance of restricted stock and other share-based compensation net of cancellations:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28,	September 30,	September 28,	September 30,
	2024	2023	2024	2023
Number of performance shares vested	—	—	—	360,926
Shares withheld for tax withholding	—	—	—	(131,803)
Shares of common stock issued for performance share LTIAs	—	—	—	229,123
Shares of common stock issued to non-employee directors for annual equity grants	—	—	116,532	81,531
Shares of restricted common stock issued to employees	—	—	479,746	329,821
Shares of restricted stock withheld and cancelled for tax withholding upon vesting	—	—	(54,668)	(14,448)
Shares of restricted stock cancelled upon forfeiture	—	—	(2,143)	(2,598)
Net shares of common stock issued	—	—	539,467	623,429

The following table sets forth the compensation expense recognized for share-based payments (performance share LTIAs, restricted stock, stock options, non-employee director stock grants and other share-based payments) during the third quarter and first three quarters of 2024 and 2023 and where that expense is reflected in our consolidated statements of operations (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28,	September 30,	September 28,	September 30,
Consolidated Statements of Operations Location	2024	2023	2024	2023
Compensation expense included in cost of goods sold	$294	$526	$755	$1,260
Compensation expense included in selling, general and administrative expenses	2,106	1,625	6,040	4,192
Total compensation expense for share-based payments	$2,400	$2,151	$6,795	$5,452

As of September 28, 2024, there was $7.6 million of unrecognized compensation expense related to performance share LTIAs, which is expected to be recognized over the next 2.25 years, $6.5 million of unrecognized compensation expense related to restricted stock, which is expected to be recognized over the next 2.5 years, and $1.7 million of unrecognized compensation expense related to stock options, which is expected to be recognized over the next 3.3 years.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Our operating segment results were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks
	September 28,	September 30,	September 28,	September 30,
	2024	2023	2024	2023
Net sales:
Specialty	$160,991	$178,706	$462,344	$495,166
Meals	111,582	116,148	339,502	352,240
Frozen & Vegetables	89,181	111,056	285,648	345,024
Spices & Flavor Solutions	99,319	96,824	293,392	291,755
Total net sales	461,073	502,734	1,380,886	1,484,185

Segment adjusted EBITDA:
Specialty	41,311	44,019	110,191	113,209
Meals	23,253	25,696	72,793	74,958
Frozen & Vegetables	1,159	4,430	12,797	25,659
Spices & Flavor Solutions	28,509	30,072	84,825	86,865
Total segment adjusted EBITDA	94,232	104,217	280,606	300,691

Unallocated corporate expenses	23,863	23,813	71,272	69,471
Adjusted EBITDA	$70,369	$80,404	$209,334	$231,220

Depreciation and amortization	$17,157	$17,282	$51,709	$52,586
Acquisition/divestiture-related and non-recurring expenses	919	1,716	4,289	3,912
Impairment of goodwill	—	—	70,580	—
Loss on sales of assets, net of facility closure costs	—	—	135	85
Impairment of assets held for sale	—	132,949	—	132,949
Interest expense, net	42,166	35,859	117,799	111,108
Income tax expense (benefit)	2,663	(24,661)	(6,341)	(647)
Net income (loss)	$7,464	$(82,741)	$(28,837)	$(68,773)

(17)	Subsequent Event

On October 9, 2024, we redeemed all $265.4 million aggregate principal amount of our then outstanding 5.25% senior notes due 2025 at a cash redemption price of 100.0% of the principal amount of the notes redeemed, plus accrued and unpaid interest on such amount, to, but excluding, the redemption date. We funded the redemption with revolving loans under our existing credit facility together with cash on hand.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Forward-Looking Statements” before Part I of this report and elsewhere in this report. The following discussion should be read in conjunction with the unaudited consolidated interim financial statements and related notes for the thirteen and thirty-nine weeks ended September 28, 2024 (third quarter and first three quarters of 2024) included elsewhere in this report and the audited consolidated financial statements and related notes for the fiscal year ended December 30, 2023 (fiscal 2023) included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 28, 2024 (which we refer to as our 2023 Annual Report on Form 10-K).

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

We experienced material net cost increases for raw materials during the last several years due to a number of factors, including the war in Ukraine and the COVID-19 pandemic. Raw material costs remained elevated in fiscal 2023 and the first three quarters of 2024 and we anticipate that certain raw material costs will remain elevated during the remainder of fiscal 2024. We are currently locked into our supply and prices for a majority of our most significant raw material commodities through the remainder of fiscal 2024.

In recent years, we have been negatively impacted by industry-wide increases in the cost of distribution, primarily driven by increased freight rates. Freight rates increased significantly during the fourth quarter of 2020 and throughout fiscal 2021 and fiscal 2022. We attempt to offset all or a portion of these increases through price increases and cost savings initiatives. For example, despite higher rates for freight in 2021 and 2022, we were able to offset a portion of the freight cost increases through pricing, which included both list price increases and trade spend optimization. Although freight rates began to decline in 2023, freight rates remained elevated during the first three quarters of 2024 and we expect freight rates to remain elevated during the remainder of fiscal 2024 and into fiscal 2025.

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

Fluctuations in Currency Exchange Rates. Our foreign sales are primarily to customers in Canada. Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars. During the first three quarters of 2024 and 2023, our net sales to customers in foreign countries represented approximately 9.1% and 8.7%, respectively, of our total net sales. We also purchase a significant majority of our maple syrup requirements from suppliers located in Québec, Canada. Any weakening of the U.S. dollar against the Canadian dollar could significantly increase our costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars in advance of any such weakening of the U.S. dollar or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar. These increased costs would not be fully offset by the positive impact the change in the relative strength of the Canadian dollar versus the U.S. dollar would have on our net sales in Canada. Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars.

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

dollars for consolidation into our consolidated financial statements. For example, our results of operations from our Green Giant frozen operations in Mexico were negatively impacted during fiscal 2023 as a result of the Mexican peso appreciating by approximately 15% against the U.S. dollar during that period, and have continued to be negatively impacted during fiscal 2024.

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

The U.S. Treasury issued several regulations supplementing the U.S. Tax Act in 2018, including detailed guidance clarifying the calculation of the mandatory tax on previously unrepatriated earnings, application of the existing foreign tax credit rules to newly created categories and expanding details for application of the base erosion tax on affiliate payments. These regulations are to be applied retroactively and did not materially impact our tax rates in the first three quarters of 2024 or fiscal 2023.

Results of Operations

The following table sets forth the percentages of net sales represented by selected items for the third quarter and first three quarters of 2024 and 2023 reflected in our consolidated statements of operations. The comparisons of financial results are not necessarily indicative of future results:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28,	September 30,	September 28,	September 30,
	2024	2023	2024	2023
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	77.8%	77.4%	78.0%	77.7%
Gross profit	22.2%	22.6%	22.0%	22.3%

Operating expenses:
Selling, general and administrative expenses	10.0%	9.6%	10.0%	9.6%
Amortization expense	1.1%	1.0%	1.1%	1.1%
Impairment of goodwill	—%	—%	5.1%	—%
Impairment of assets held for sale	—%	26.4%	—%	9.0%
Operating income (loss)	11.1%	(14.4)%	5.8%	2.6%

Other (income) and expenses:
Interest expense, net	9.1%	7.1%	8.5%	7.5%
Other income	(0.2)%	(0.1)%	(0.2)%	(0.2)%
Income (loss) before income tax expense (benefit)	2.2%	(21.4)%	(2.5)%	(4.7)%
Income tax expense (benefit)	0.6%	(4.9)%	(0.5)%	(0.1)%
Net income (loss)	1.6%	(16.5)%	(2.0)%	(4.6)%

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

Loss (Gain) on Extinguishment of Debt. Loss (gain) on extinguishment of debt includes losses relating to the retirement of indebtedness, including the write-off of unamortized deferred debt financing costs and unamortized discount, or gains relating to the retirement of indebtedness, including any repurchase discount net of the accelerated amortization of deferred debt financing costs.

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

A reconciliation of net sales to base business net sales for the third quarter and first three quarters of 2024 and 2023 follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28,	September 30,	September 28,	September 30,
	2024	2023	2024	2023
Net sales	$461,073	$502,734	$1,380,886	$1,484,185
Net sales from discontinued or divested brands(1)	—	(20,312)	106	(48,520)
Base business net sales	$461,073	$482,422	$1,380,992	$1,435,665
(1)	For the third quarter and first three quarters of 2023, reflects net sales of the Green Giant U.S. shelf-stable product line, which was divested on November 8, 2023, partially offset by a net credit paid to customers relating to discontinued brands. For the third quarter and first three quarters of 2024, reflects a net credit paid to customers relating to discontinued and divested brands.

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

Reconciliations of net income (loss) and net cash provided by operating activities to EBITDA and adjusted EBITDA for the third quarter and first three quarters of 2024 and 2023 along with the components of EBITDA and adjusted EBITDA follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28,	September 30,	September 28,	September 30,
	2024	2023	2024	2023
Net income (loss)	$7,464	$(82,741)	$(28,837)	$(68,773)
Income tax expense (benefit)	2,663	(24,661)	(6,341)	(647)
Interest expense, net(1)	42,166	35,859	117,799	111,108
Depreciation and amortization	17,157	17,282	51,709	52,586
EBITDA	69,450	(54,261)	134,330	94,274
Acquisition/divestiture-related and non-recurring expenses(2)	919	1,716	4,289	3,912
Impairment of goodwill(3)	—	—	70,580	—
Loss on sales of assets, net of facility closure costs	—	—	135	85
Impairment of assets held for sale(4)	—	132,949	—	132,949
Adjusted EBITDA	$70,369	$80,404	$209,334	$231,220

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28,	September 30,	September 28,	September 30,
	2024	2023	2024	2023
Net cash provided by operating activities	$4,156	$23,304	$50,566	$155,681
Income tax expense (benefit)	2,663	(24,661)	(6,341)	(647)
Interest expense, net(1)	42,166	35,859	117,799	111,108
Impairment of goodwill(3)	—	—	(70,580)	—
(Loss) gain on extinguishment of debt(1)	(1,938)	582	(1,938)	1,368
Loss on sales of assets	—	(598)	(258)	(775)
Deferred income taxes	1,810	34,037	16,968	18,940
Amortization of deferred debt financing costs and bond discount/premium	(1,329)	(1,007)	(4,537)	(5,691)
Share-based compensation expense	(2,400)	(2,151)	(6,795)	(5,452)
Changes in assets and liabilities, net of effects of business combinations	24,322	13,323	39,446	(47,309)
Impairment of assets held for sale(4)	—	(132,949)	—	(132,949)
EBITDA	69,450	(54,261)	134,330	94,274
Acquisition/divestiture-related and non-recurring expenses(2)	919	1,716	4,289	3,912
Impairment of goodwill(3)	—	—	70,580	—
Loss on sales of assets, net of facility closure costs	—	—	135	85
Impairment of assets held for sale(4)	—	132,949	—	132,949
Adjusted EBITDA	$70,369	$80,404	$209,334	$231,220

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

A reconciliation of net income (loss) to adjusted net income and adjusted diluted earnings per share for the third quarter and first three quarters of 2024 and 2023 along with the components of adjusted net income and adjusted diluted earnings per share follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28,	September 30,	September 28,	September 30,
	2024	2023	2024	2023
Net income (loss)	$7,464	$(82,741)	$(28,837)	$(68,773)
Loss (gain) on extinguishment of debt(1)	1,938	(582)	1,938	(1,368)
Debt financing costs(5)	1,140	—	1,140	—
Acquisition/divestiture-related and non-recurring expenses(2)	919	1,716	4,289	3,912
Impairment of goodwill(3)	—	—	70,580	—
Loss on sales of assets, net of facility closure costs	—	—	135	85
Accelerated amortization of deferred debt financing costs(6)	—	—	456	—
Impairment of assets held for sale(4)	—	132,949	—	132,949
Tax adjustment related to Back to Nature divestiture(7)	—	—	—	14,736
Tax true-up(8)	(351)	—	646	—
Tax effects of non-GAAP adjustments(9)	(979)	(30,846)	(19,240)	(31,213)
Adjusted net income	$10,131	$20,496	$31,107	$50,328
Adjusted diluted earnings per share	$0.13	$0.27	$0.39	$0.69
(1)	Net interest expense for the third quarter and first three quarters of 2024 includes a loss on extinguishment of debt of $1.9 million, which consists of $1.3 million related to the refinancing of tranche B term loans and $0.6 million related to the refinancing of revolving credit loans. Net interest expense for the third quarter and first three quarters of 2023 was reduced by $0.6 million and $1.4 million, respectively, as a result of gains on extinguishment of debt related to our repurchases of $20.2 million aggregate principal amount and $44.6 million aggregate principal amount, respectively, of our 5.25% senior notes due 2025 in open market purchases during the third quarter and first three quarters of 2023 at discounted repurchase prices, net of the accelerated amortization of deferred debt financing costs of $0.1 million and $0.3 million, respectively, for the third quarter and first three quarters of 2023.
(2)	Acquisition/divestiture-related and non-recurring expenses for the third quarter and first three quarters of 2024 of $0.9 million (or $0.7 million, net of tax) and $4.3 million (or $3.2 million, net of tax), respectively, primarily includes non-recurring expenses related to Crisco, divestiture-related expenses for the Green Giant U.S. shelf-stable and Back to Nature divestitures, and other non-recurring expenses. Acquisition/divestiture-related and non-recurring expenses for the third quarter and first three quarters of 2023 of $1.7 million (or $1.3 million, net of tax) and $3.9 million (or $3.0 million, net of tax), respectively, primarily includes acquisition and integration expenses for the Crisco acquisition and divestiture-related expenses for the Back to Nature divestiture.
(3)	In connection with our transition from one reporting segment to four reporting segments during the first quarter of 2024, we reassigned assets and liabilities, including goodwill, between the reporting segments and completed a goodwill impairment test both prior to and subsequent to the change. The goodwill impairment test resulted in us recognizing pre-tax, non-cash goodwill impairment charges of $70.6 million (or $53.4 million, net of tax) within our Frozen & Vegetables reporting segment during the first quarter of 2024. See Note 5, “Goodwill and Other Intangible Assets,” and Note 16, “Business Segment Information,” to our unaudited consolidated interim financial statements in Part I, Item I of this report.
(4)	In connection with the divestiture of our Green Giant U.S. shelf-stable product line during the fourth quarter of 2023, we reclassified $115.3 million of indefinite-lived trademark intangible assets, $82.3 million of inventories and $4.1 million of finite-lived customer relationship intangible assets to assets held for sale as of the end of the third quarter of 2023. We then measured the assets held for sale at the lower of their carrying value or fair value less the estimated costs to sell, and recorded pre-tax, non-cash impairment charges of $132.9 million (or $100.4 million, net of tax) during the third quarter of 2023. See Note 3, “Acquisitions and Divestitures,” to our unaudited consolidated interim financial statements in Part I, Item I of this report.
(5)	Debt financing costs for the third quarter and first three quarters of 2024 reflects the portion of debt financing costs incurred in connection with the refinancing of our senior secured credit facility that is included in net interest expense for the third quarter and first three quarters of 2024. Of the $1.1 million included in net interest expense for the third quarter and first three quarters of 2024, $0.4 million relates to the refinancing of tranche B term loans and $0.7 million relates to the refinancing of revolving credit loans.

(6)	Net interest expense for the first three quarters of 2024 includes the accelerated amortization of deferred debt financing costs of $0.5 million (or $0.3 million, net of tax), resulting from our prepayment of $21.3 million aggregate principal amount of tranche B term loans and repurchase of $0.7 million aggregate principal amount of 8.00% senior secured notes due 2028 during the second quarter of 2024.
(7)	As a result of the Back to Nature divestiture, we incurred a capital loss for tax purposes, for which we recorded a deferred tax asset during the first quarter of 2023. A valuation allowance has been recorded against this deferred tax asset, which negatively impacted our first quarter of 2023 income taxes by $14.7 million, or $0.21 per share.
(8)	Tax true-up for the third quarter and first three quarters of 2024 relates to return to provision adjustments in the U.S., Mexico and Canada.
(9)	Represents the tax effects of the non-GAAP adjustments listed above, assuming a tax rate of 24.5%.

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

A reconciliation of gross profit to adjusted gross profit and gross profit percentage to adjusted gross profit percentage for the third quarter and first three quarters of 2024 and 2023, respectively, follows (in thousands, except percentages):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28,	September 30,	September 28,	September 30,
	2024	2023	2024	2023
Gross profit	$102,345	$113,838	$303,263	$330,350
Acquisition/divestiture-related expenses and non-recurring expenses included in cost of goods sold(1)	130	297	2,321	1,353
Adjusted gross profit	$102,475	$114,135	$305,584	$331,703

Gross profit percentage	22.2%	22.6%	22.0%	22.3%
Acquisition/divestiture-related expenses and non-recurring expenses included in cost of goods sold as a percentage of net sales	0.0%	0.1%	0.2%	0.1%
Adjusted gross profit percentage	22.2%	22.7%	22.1%	22.3%
(1)	Acquisition/divestiture-related expenses and non-recurring expenses included in cost of goods sold for the third quarter and first three quarters of 2024 of $0.1 million and $2.3 million, respectively, primarily includes non-recurring expenses related to Crisco, divestiture-related expenses for the Green Giant U.S. shelf-stable and Back to Nature divestitures, and other non-recurring expenses. Acquisition/divestiture-related expenses and non-recurring expenses included in cost of goods sold for the third quarter and first three quarters of 2023 of $0.3 million and $1.4 million, respectively, primarily includes acquisition and integration expenses for the Crisco acquisition and divestiture-related expenses for the Back to Nature divestiture.

Third quarter of 2024 compared to the third quarter of 2023

Net Sales. Net sales for the third quarter of 2024 decreased $41.6 million, or 8.3%, to $461.1 million from $502.7 million for the third quarter of 2023. The decrease was primarily attributable to the Green Giant U.S. shelf-stable divestiture, a decrease in unit volume, and the negative impact of foreign currency, partially offset by an increase in net pricing and the impact of product mix. Net sales of the Green Giant U.S. shelf-stable product line, which we divested on November 8, 2023, were $20.3 million in the third quarter of 2023.

Base business net sales for the third quarter of 2024 decreased $21.3 million, or 4.4%, to $461.1 million from $482.4 million for the third quarter of 2023. The decrease in base business net sales was driven by a decrease in unit volume of $22.6 million, or 4.7% of base business net sales, and the negative impact of foreign currency of $0.4 million, partially offset by an increase in net pricing and the impact of product mix of $1.7 million, or 0.4%.

Gross Profit. Gross profit was $102.3 million for the third quarter of 2024, or 22.2% of net sales. Adjusted gross profit, which excludes the negative impact of $0.1 million of acquisition/divestiture-related expenses and non-recurring expenses included in cost of goods sold during the third quarter of 2024, was $102.4 million, or 22.2% of net sales. Gross profit was $113.8 million for the third quarter of 2023, or 22.6% of net sales. Adjusted gross profit, which excludes the negative impact of $0.3 million of acquisition/divestiture-related expenses and non-recurring expenses included in cost of goods sold during the third quarter of 2023, was $114.1 million, or 22.7% of net sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $2.2 million, or 4.6%, to $46.0 million for the third quarter of 2024 from $48.2 million for the third quarter of 2023. The decrease was composed of decreases in consumer marketing expenses of $1.2 million, warehousing expenses of $0.9 million, selling expenses of $0.8 million, and acquisition/divestiture-related and non-recurring expenses of $0.6 million, partially offset by an increase in general and administrative expenses of $1.3 million. Expressed as a percentage of net sales, selling, general and administrative expenses increased by 0.4 percentage points to 10.0% for the third quarter of 2024, as compared to 9.6% for the third quarter of 2023.

Amortization Expense. Amortization expense decreased $0.1 million, or 1.7%, to $5.1 million for the third quarter of 2024 from $5.2 million for the third quarter of 2023.

Impairment of Assets Held for Sale. In connection with the divestiture of assets relating to the Green Giant U.S. shelf-stable product line during the fourth quarter of 2023, we reclassified $115.3 million of indefinite-lived trademark intangible assets, $82.3 million of inventories and $4.1 million of finite-lived customer relationship intangible assets to assets held for sale as of the end of the third quarter of 2023. We then measured the assets held for sale at the lower of their carrying value or fair value less the estimated costs to sell, and recorded pre-tax, non-cash impairment charges of $132.9 million during the third quarter of 2023. See Note 3, “Acquisitions and Divestitures,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report.

Operating Income (Loss). As a result of the foregoing, operating income increased $123.7 million, or 170.7%, to an operating income of $51.2 million for the third quarter of 2024 from an operating loss of $72.5 million for the third quarter of 2023. Operating income (loss) expressed as a percentage of net sales decreased to 11.1% in the third quarter of 2024 from 14.4% in the third quarter of 2023.

Net Interest Expense. Net interest expense increased $6.3 million, or 17.6%, to $42.2 million for the third quarter of 2024 from $35.9 million for the third quarter of 2023. The increase was primarily attributable to higher interest rates on our variable rate borrowings during the third quarter of 2024 compared to the third quarter of 2023, partially offset by a reduction in average long-term debt outstanding during the third quarter of 2024 as compared to the third quarter of 2023. Net interest expense during the third quarter of 2024 was also negatively impacted by a non-cash loss on extinguishment of debt of $1.9 million and debt refinancing costs of $1.1 million related to the refinancing of our senior secured credit facility. In addition, net interest expense for the third quarter of 2023 was reduced by $0.6 million as a result of a non-cash gain on extinguishment of debt, net of the accelerated amortization of deferred debt financing costs, related to the repurchase of a portion of our 5.25% senior notes due 2025. See “—Liquidity and Capital Resources — Debt” below.

Other Income. Other income for the third quarter of 2024 and 2023 includes the non-service portion of net periodic pension cost and net periodic post-retirement benefit costs of $1.0 million and $1.0 million, respectively.

Income Tax Expense (Benefit). Income tax expense increased $27.4 million to an income tax expense of $2.7 million for the third quarter of 2024 from an income tax benefit of $24.7 million for the third quarter of 2023. Our effective tax rate was 26.3% for the third quarter of 2024 and 23.0% for the third quarter of 2023. See “U.S. Tax Act” above for a discussion of the impact of the tax legislation on income tax expense.

First three quarters of 2024 compared to the first three quarters of 2023

Net Sales. Net sales for the first three quarters of 2024 decreased $103.3 million, or 7.0%, to $1,380.9 million from $1,484.2 million for the first three quarters of 2023. The decrease was primarily attributable to the Green Giant U.S. shelf-stable divestiture, a decrease in unit volume, a decrease in net pricing and the impact of product mix, and the negative impact of foreign currency. Net sales of the Green Giant U.S. shelf-stable product line, which we divested on November 8, 2023, were $48.6 million in the first three quarters of 2023.

Base business net sales for the first three quarters of 2024 decreased $54.7 million, or 3.8%, to $1,381.0 million from $1,435.7 million for the first three quarters of 2023. The decrease in base business net sales was driven by a decrease in unit volume of $38.7 million, or 2.7%, a decrease in net pricing and the impact of product mix of $15.5 million, or 1.1% of base business net sales, and the negative impact of foreign currency of $0.5 million.

Gross Profit. Gross profit was $303.3 million for the first three quarters of 2024, or 22.0% of net sales. Adjusted gross profit, which excludes the negative impact of $2.3 million of acquisition/divestiture-related expenses and non-recurring expenses included in cost of goods sold during the first three quarters of 2024, was $305.6 million, or 22.1% of net sales. Gross profit was $330.4 million for the first three quarters of 2023, or 22.3% of net sales. Adjusted gross profit, which excludes the negative impact of $1.4 million of acquisition/divestiture-related expenses and non-recurring expenses included in cost of goods sold during the first three quarters of 2023, was $331.8 million, or 22.3% of net sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $5.1 million, or 3.6%, to $137.7 million for the first three quarters of 2024 from $142.8 million for the first three quarters of 2023. The decrease was composed of decreases in selling expenses of $3.8 million, consumer marketing expenses of $3.0 million, warehousing expenses of $1.6 million, and acquisition/divestiture-related and non-recurring expenses of $0.6 million, partially offset by an increase in general and administrative expenses of $3.9 million. Expressed as a percentage of net sales, selling, general and administrative expenses increased by 0.4 percentage points to 10.0% for the first three quarters of 2024, as compared to 9.6% for the first three quarters of 2023.

Amortization Expense. Amortization expense decreased $0.3 million, or 2.0%, to $15.3 million for the first three quarters of 2024 from $15.6 million for the first three quarters of 2023.

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

Impairment of Assets Held for Sale. In connection with the divestiture of assets relating to the Green Giant U.S. shelf-stable product line during the fourth quarter of 2023, we reclassified $115.3 million of indefinite-lived trademark intangible assets, $82.3 million of inventories and $4.1 million of finite-lived customer relationship intangible assets to assets held for sale as of the end of the third quarter of 2023. We then measured the assets held for sale at the lower of their carrying value or fair value less the estimated costs to sell, and recorded pre-tax, non-cash impairment charges of $132.9 million during the third quarter of 2023. See Note 3, “Acquisitions and Divestitures,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report.

Operating Income. As a result of the foregoing, operating income increased $40.6 million, or 104.5%, to $79.5 million for the first three quarters of 2024 from $38.9 million for the first three quarters of 2023. Operating income expressed as a percentage of net sales increased to 5.8% in the first three quarters of 2024 from 2.6% in the first three quarters of 2023.

Net Interest Expense. Net interest expense increased $6.7 million, or 6.0%, to $117.8 million for the first three quarters of 2024 from $111.1 million for the first three quarters of 2023. The increase was primarily attributable to higher interest rates on our variable rate borrowings during the first three quarters of 2024 compared to the first three quarters of 2023, partially offset by a reduction in average long-term debt outstanding during the first three quarters of 2024 compared to the first three quarters of 2023. Net interest expense during the first three quarters of 2024 was also negatively impacted by a non-cash loss on extinguishment of debt of $1.9 million and debt refinancing costs of $1.1 million related to the refinancing of our senior secured credit facility, and the accelerated amortization of deferred debt financing costs of $0.5 million resulting from the retirement of long-term debt during the first three quarters of 2024. In addition, net interest expense for the first three quarters of 2023 was reduced by $1.4 million as a result of non-cash gains on extinguishment of debt, net of the accelerated amortization of deferred debt financing costs, related to the repurchase of a portion of our 5.25% senior notes due 2025. See “—Liquidity and Capital Resources — Debt” below.

Other Income. Other income for the first three quarters of 2024 and 2023 includes the non-service portion of net periodic pension cost and net periodic post-retirement benefit costs of $3.1 million and $2.8 million, respectively.

Income Tax Benefit. Income tax benefit increased $5.7 million to $6.3 million for the first three quarters of 2024 from $0.6 million for the first three quarters of 2023. In connection with our transition from one reporting segment to four reporting segments during the first quarter of 2024, we reassigned assets and liabilities, including goodwill, between the reporting segments and completed a goodwill impairment test both prior to and subsequent to the change. The goodwill impairment test resulted in us recognizing pre-tax, non-cash goodwill impairment charges of $70.6 million (or $53.4 million, net of tax) within our Frozen & Vegetables reporting segment during the first quarter of 2024. As a result of these goodwill impairment charges, we recorded a deferred tax benefit of $17.2 million during the first quarter of 2024. See Note 5, “Goodwill and Other Intangible Assets,” and Note 16, “Business Segment Information,” to our unaudited consolidated interim financial statements in Part I, Item I of this report. As a result of the Back to Nature divestiture, we incurred a capital loss for tax purposes, for which we recorded a deferred tax asset during the first quarter of 2023. A valuation allowance has been recorded against this deferred tax asset, which negatively impacted our first quarter of 2023 income taxes by $14.7 million, or $0.21 per share. Our effective tax rate was 18.0% for the first three quarters of 2024 and 0.9% for the first three quarters of 2023. See “U.S. Tax Act” above for a discussion of the impact of the tax legislation on income tax expense (benefit).

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

Specialty Segment Results. Specialty segment results were as follows (dollars in thousands):

	Thirteen Weeks				Thirty-nine Weeks
	Ended				Ended
	September 28,	September 30,			September 28,	September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Specialty segment net sales	$160,991	$178,706	$(17,715)	(9.9)%	$462,344	$495,166	$(32,822)	(6.6)%
Specialty segment adjusted EBITDA	$41,311	$44,019	$(2,708)	(6.2)%	$110,191	$113,209	$(3,018)	(2.7)%

For the third quarter and first three quarters of 2024, the decrease in Specialty segment net sales was primarily due to lower Crisco pricing, driven by decreased commodity costs, coupled with modest declines in volumes across the business unit in the aggregate. The decrease in Specialty segment adjusted EBITDA for the third quarter and first three quarters of 2024 was primarily due to lower volumes, partially offset by decreased costs in certain raw materials and improvements in freight costs.

Meals Segment Results. Meals segment results were as follows (dollars in thousands):

	Thirteen Weeks				Thirty-nine Weeks
	Ended				Ended
	September 28,	September 30,			September 28,	September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Meals segment net sales	$111,582	$116,148	$(4,566)	(3.9)%	$339,502	$352,240	$(12,738)	(3.6)%
Meals segment adjusted EBITDA	$23,253	$25,696	$(2,443)	(9.5)%	$72,793	$74,958	$(2,165)	(2.9)%

For the third quarter and first three quarters of 2024, the decrease in Meals segment net sales was primarily due to a decrease in volumes across the Meals portfolio in the aggregate, partially offset by an increase in net pricing and product mix. The decrease in Meals segment adjusted EBITDA was primarily due to a decrease in net sales and increased costs for certain raw materials, partially offset by improvements in freight costs.

Frozen & Vegetables Segment Results. Frozen & Vegetables segment results were as follows (dollars in thousands):

	Thirteen Weeks				Thirty-nine Weeks
	Ended				Ended
	September 28,	September 30,			September 28,	September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Frozen & Vegetables segment net sales	$89,181	$111,056	$(21,875)	(19.7)%	$285,648	$345,024	$(59,376)	(17.2)%
Frozen & Vegetables segment adjusted EBITDA	$1,159	$4,430	$(3,271)	(73.8)%	$12,797	$25,659	$(12,862)	(50.1)%

For the third quarter and first three quarters of 2024, the decrease in Frozen & Vegetables segment net sales was primarily due to the Green Giant U.S. shelf-stable divestiture (which negatively impacted net sales versus the prior year period by $20.3 million and $48.7 million, respectively) and a decrease in volumes. The decrease in Frozen & Vegetables segment adjusted EBITDA was primarily due to the negative impact of foreign currency on Green Giant raw material and manufacturing costs, the Green Giant U.S. shelf-stable divestiture, and a decrease in net sales, partially offset by improvements in freight costs.

Spices & Flavor Solutions Segment Results. Spices & Flavor Solutions segment results were as follows (dollars in thousands):

	Thirteen Weeks				Thirty-nine Weeks
	Ended				Ended
	September 28,	September 30,			September 28,	September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Spices & Flavor Solutions segment net sales	$99,319	$96,824	$2,495	2.6%	$293,392	$291,755	$1,637	0.6%
Spices & Flavor Solutions segment adjusted EBITDA	$28,509	$30,072	$(1,563)	(5.2)%	$84,825	$86,865	$(2,040)	(2.3)%

For the third quarter and first three quarters of 2024, the increase in Spices & Flavor Solutions segment net sales was primarily due to increased volumes across the Spices & Flavor Solutions portfolio in the aggregate. The decrease in Spices & Flavor Solutions segment adjusted EBITDA was primarily due to increases in trade spending and raw material costs, and product mix, partially offset by an increase in net sales and improvements in freight costs.

Unallocated Corporate Items. Unallocated corporate expenses increased $0.1 million, or 0.2% in the third quarter of 2024 to $23.9 million from $23.8 million for the third quarter of 2023. Unallocated corporate expenses increased $1.8 million, or 2.6% in the first three quarters of 2024 to $71.3 million from $69.5 million for the first three quarters of 2023.

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

Cash Flows

Net Cash Provided by Operating Activities. Net cash provided by operating activities decreased $105.1 million to $50.6 million for the first three quarters of 2024, as compared to $155.7 million for the first three quarters of 2023. The decrease was due to a reduction in net sales and unfavorable working capital comparisons in the first three quarters of 2024 compared to the first three quarters of 2023, primarily comprised of inventories, accrued expenses and trade accounts receivable; partially offset by favorable working capital comparisons for prepaid expenses and other current assets, and trade accounts payable.

Net Cash (Used in) Provided by Investing Activities. Net cash provided by investing activities decreased $53.7 million to $19.0 million of net cash used in investing activities for the first three quarters of 2024, as compared to $34.7 million of net cash provided by investing activities for the first three quarters of 2023. The change from net cash provided by investing activities to net cash used in investing activities was primarily attributable to the Back to Nature sale, which produced gross proceeds from the sale of assets of $51.4 million in the first three quarters of 2023. We also had higher capital expenditures in the first three quarters of 2024 compared to the first three quarters of 2023.

Net Cash (Used in) Provided by Financing Activities. Net cash provided by financing activities decreased $141.8 million to $17.5 million of net cash used in financing activities for the first three quarters of 2024, as compared to $124.3 million of net cash provided by financing activities for the first three quarters of 2023. The change from net cash provided by financing activities to net cash used in financing activities was primarily driven by the sale of $73.8 million of common stock under our ATM equity offering program during the first three quarters of 2023 as compared to no sale of common stock under our ATM equity offering program during the first three quarters of 2024, a decrease of $62.9 million in proceeds from the incurrence of long-term debt, net of cash used to prepay or retire long-term debt, and an increase of $3.9 million in dividends paid during the first three quarters of 2024 as compared to the first three quarters of 2023.

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

For the first three quarters of 2024 and 2023, we had net cash provided by operating activities of $50.6 million and $155.7 million, respectively, and distributed as dividends $45.0 million and $41.1 million, respectively.

Including the dividend payment that we made in the fourth quarter on October 30, 2024, we paid quarterly dividends of $60.0 million in fiscal 2024. Based upon our current intended dividend rate of $0.76 per share per annum and our current number of outstanding shares, we expect our aggregate dividend payments in fiscal 2025 to be approximately $60.2 million.

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

Future Capital Needs

We are highly leveraged. On September 28, 2024, our total long-term debt of $2,104.7 million, net of our cash and cash equivalents of $54.7 million, was $2,050.0 million. Stockholders’ equity as of that date was $755.3 million.

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

We expect to make capital expenditures of approximately $30.0 million to $35.0 million in the aggregate during fiscal 2024. During the first three quarters of 2024, we made capital expenditures of $20.1 million, of which $18.6 million were paid in cash. Our projected capital expenditures for fiscal 2024 primarily relate to asset sustainability projects, cost saving initiatives, environmental compliance, and information technology (hardware and software), including cybersecurity.

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

The following tables present summarized unaudited financial information on a combined basis for B&G Foods and each of the guarantor subsidiaries described above after elimination of (1) intercompany transactions and balances among B&G Foods and the guarantor subsidiaries and (2) investments in any subsidiary that is a non-guarantor (in thousands):

	September 28,	December 30,
	2024	2023
Current assets(1)	$780,029	$711,926
Non-current assets	2,465,341	2,577,910
Current liabilities(2)	$517,573	$239,904
Non-current liabilities	2,125,370	2,365,338
(1)	Current assets includes amounts due from non-guarantor subsidiaries of $46.5 million and $53.6 million as of September 28, 2024 and December 30, 2023, respectively.
(2)	Current liabilities includes amounts due to non-guarantor subsidiaries of $25.1 million and $6.6 million as of September 28, 2024 and December 30, 2023, respectively.

	Thirty-nine Weeks Ended
	September 28,	September 30,
	2024	2023
Net sales	$1,287,001	$1,392,881
Gross profit	282,226	333,064
Operating income	61,458	38,716
Loss before income taxes	(53,256)	(69,573)
Net loss	$(43,521)	$(70,611)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Changes in interest rates impact our fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas for variable rate debt, a change in the interest rates will impact interest expense and cash flows. At September 28, 2024, we had $1,614.7 million of fixed rate debt and $490.0 million of variable rate debt.

Based upon our principal amount of long-term debt outstanding at September 28, 2024, a hypothetical 1.0% increase or decrease in interest rates would have affected our annual interest expense by approximately $4.9 million.

The carrying values and fair values of our revolving credit loans, term loans and senior notes as of September 28, 2024 and December 30, 2023 were as follows (in thousands):

	September 28, 2024				December 30, 2023
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving credit loans	$40,000		$40,000	(1)	$170,000		$170,000	(1)
Tranche B term loans due 2029	445,382	(2)	441,485	(3)	527,443	(2)	522,169	(3)
5.25% senior notes due 2025	265,478	(4)	265,478	(3)	265,592	(4)	261,608	(3)
5.25% senior notes due 2027	550,000		525,250	(3)	550,000		497,750	(3)
8.00% senior secured notes due 2028	$798,226	(5)	$832,151	(3)	$547,372		$572,688	(3)
(1)	Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.
(2)	The carrying value of the tranche B term loans includes a discount. At September 28, 2024 and December 30, 2023, the face amount of the tranche B term loans was $450.0 million and $528.6 million, respectively.

(3)	Fair values are estimated based on quoted market prices.
(4)	The carrying value of the 5.25% senior notes due 2025 includes a premium. At September 28, 2024 and December 30, 2023, the face amount of the 5.25% senior notes due 2025 was $265.4 million. During the fourth quarter of 2024, we redeemed all $265.4 million of the 5.25% senior notes due 2025. See Note 6, “Long-Term Debt” and Note 17, “Subsequent Event.”
(5)	The carrying value of the 8.00% senior secured notes due 2028 includes a discount. At September 28, 2024 and December 30, 2023, the face amount of the 8.00% senior secured notes due 2028 was $799.3 million and $550.0 million, respectively.

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

Foreign Currency Risk. Our foreign sales are primarily to customers in Canada. Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars. Our net sales to customers in foreign countries represented approximately 9.1% and 8.7% of our total net sales during the first three quarters of 2024 and 2023, respectively. We also purchase certain raw materials from foreign suppliers. For example, we purchase a significant majority of our maple syrup requirements from suppliers in Québec, Canada. These purchases are made in Canadian dollars. A weakening of the U.S. dollar in relation to the Canadian dollar would significantly increase our future costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar. Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars, but certain purchases of raw materials in Mexico are denominated in Mexican pesos. In addition, we operate a frozen vegetable manufacturing facility in Irapuato, Mexico. A weakening of the U.S. dollar in relation to the Mexican peso would significantly increase our costs relating to the production of frozen vegetable products to the extent we have not purchased Mexican pesos or otherwise entered into hedging arrangements in advance of the weakening of the U.S. dollar. As a result, certain revenues and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations, and these fluctuations may have an adverse impact on operating results. For example, our results of operations from our Green Giant frozen operations in Mexico were negatively impacted during fiscal 2023 as a result of the Mexican peso appreciating by approximately 15% against the U.S. dollar during that period, and have continued to be negatively impacted during fiscal 2024.

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
3.1

Second Amended and Restated Certificate of Incorporation of B&G Foods, Inc. (Filed as Exhibit 3.1 to B&G Foods’ Current Report on Form 8-K filed on August 13, 2010, and incorporated by reference herein)

3.2

Bylaws of B&G Foods, Inc., as amended and restated through November 8, 2022 (Filed as Exhibit 3.2 to B&G Foods’ Current Report on Form 8-K filed on November 9, 2022, and incorporated by reference herein)

10.1

Eighth Amendment to Credit Agreement dated as of July 12, 2024, to the Amended and Restated Credit Agreement, dated as of October 2, 2015, as amended, among B&G Foods, Inc., as borrower, the subsidiaries of B&G Foods, Inc. from time to time party thereto as guarantors, the several banks and other financial institutions or entities from time to time party thereto as lenders and Barclays Bank PLC, as administrative agent for the lenders and as collateral agent for the secured parties (Filed as Exhibit 10.1 to B&G Foods’ Current Report on Form 8-K filed on July 15, 2024, and incorporated by reference herein)

22.1	Guarantor Subsidiaries

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer and Chief Financial Officer

101

The following unaudited financial information from B&G Foods’ Quarterly Report on Form 10-Q for the quarter ended September 28, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2024, formatted in iXBRL and contained in Exhibit 101

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 5, 2024	B&G FOODS, INC.

	By:	/s/ Bruce C. Wacha
Bruce C. Wacha Executive Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Authorized Officer)