Form 10-K
period 2024-12-28
B&G Foods, Inc.
filed 2025-02-25
CIK 1278027

As filed with the Securities and Exchange Commission on February 25, 2025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 28, 2024

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻ No ⌧

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

The aggregate market value of the registrant’s outstanding shares of common stock held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all directors and executive officers are affiliates of the registrant) as of June 28, 2024, the last business day of the registrant's most recently completed second fiscal quarter, was $620,899,892 (based on the $8.08 per share closing price of the registrant's common stock on that date as reported on the New York Stock Exchange).

As of February 20, 2025, the registrant had 79,138,243 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Selected designated portions of the registrant’s definitive proxy statement to be filed on or before April 28, 2025 in connection with the registrant’s 2025 annual meeting of stockholders are incorporated by reference into Part III of this annual report.

B&G FOODS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 28, 2024

Forward-Looking Statements

This report includes forward-looking statements, including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The words “believes,” “belief,” “expects,” “projects,” “intends,” “anticipates,” “assumes,” “could,” “should,” “estimates,” “potential,” “seek,” “predict,” “may,” “will” or “plans” and similar references to future periods are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by any forward-looking statements. We believe important factors that could cause actual results to differ materially from our expectations include the following:

●	our substantial leverage;
●	the effects of rising costs for and/or decreases in the supply of commodities, ingredients, packaging, other raw materials, distribution and labor;
●	crude oil prices and their impact on distribution, packaging and energy costs;
●	our ability to successfully implement sales price increases and cost saving measures to offset any cost increases;
●	intense competition, changes in consumer preferences, demand for our products and local economic and market conditions;
●	our continued ability to promote brand equity successfully, to anticipate and respond to new consumer trends, to develop new products and markets, to broaden brand portfolios in order to compete effectively with lower priced products and in markets that are consolidating at the retail and manufacturing levels and to improve productivity;
●	the effects of international trade disputes, tariffs, quotas, and other import or export restrictions on our international procurement, sales and operations (including recent U.S. tariffs imposed or threatened to be imposed on China, Canada and Mexico and other countries and any retaliatory actions taken by such countries);
●	the ability of our company and our supply chain partners to continue to operate manufacturing facilities, distribution centers and other work locations without material disruption, and to procure ingredients, packaging and other raw materials when needed despite disruptions in the supply chain or labor shortages;
●	the impact pandemics or disease outbreaks may have on our business, including among other things, our supply chain, our manufacturing operations, our workforce and customer and consumer demand for our products;
●	our ability to recruit and retain senior management and a highly skilled and diverse workforce at our corporate offices, manufacturing facilities and other work locations despite a very tight labor market and changing employee expectations as to fair compensation, an inclusive and diverse workplace, flexible working and other matters;
●	the risks associated with the expansion of our business;
●	our possible inability to identify new acquisitions or to integrate recent or future acquisitions, or our failure to realize anticipated revenue enhancements, cost savings or other synergies from recent or future acquisitions;
●	our ability to successfully complete the integration of recent or future acquisitions into our enterprise resource planning (ERP) system;
●	tax reform and legislation, including the effects of the Infrastructure Investment and Jobs Act, the Inflation Reduction Act, U.S. Tax Cuts and Jobs Act and the U.S. CARES Act, and any future tax reform or legislation;
●	our ability to access the credit markets and our borrowing costs and credit ratings, which may be influenced by credit markets generally and the credit ratings of our competitors;
●	unanticipated expenses, including, without limitation, litigation or legal settlement expenses;

●	the effects of currency movements of the Canadian dollar and the Mexican peso as compared to the U.S. dollar;
●	future impairments of our goodwill and intangible assets;
●	our ability to protect information systems against, or effectively respond to, a cybersecurity incident, other disruption or data leak;
●	our ability to successfully implement our sustainability initiatives and achieve our sustainability goals, and changes to environmental laws and regulations;
●	our ability to successfully adopt and utilize new technologies, such as artificial intelligence, including machine learning and generative artificial intelligence;
●	other factors that affect the food industry generally, including:
o	recalls if products become adulterated or misbranded, liability if product consumption causes injury, ingredient disclosure and labeling laws and regulations and the possibility that consumers could lose confidence in the safety and quality of certain food products;
o	competitors’ pricing practices and promotional spending levels;
o	fluctuations in the level of our customers’ inventories and credit and other business risks related to our customers operating in a challenging economic and competitive environment; and
o	the risks associated with third-party suppliers and co-packers, including the risk that any failure by one or more of our third-party suppliers or co-packers to comply with food safety or other laws and regulations may disrupt our supply of raw materials or certain finished goods products or injure our reputation; and
●	other factors discussed elsewhere in this report, including under Part I, Item 1A, “Risk Factors,” and in our other public filings with the Securities and Exchange Commission (SEC).

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

PART I

Item 1. Business.

Overview

The terms “B&G Foods,” “our,” “we” and “us,” as used in this report, refer to B&G Foods, Inc. and its wholly owned subsidiaries, except where it is clear that the term refers only to the parent company. Throughout this report, we refer to our fiscal years ended December 31, 2022, December 30, 2023, December 28, 2024 and January 3, 2026 as “fiscal 2022,” “fiscal 2023,” “fiscal 2024” and “fiscal 2025,” respectively. Typically, our fiscal years and fiscal quarters consist of 52 and 13 weeks, respectively, ending on the Saturday closest to December 31 in the case of our fiscal year and fourth fiscal quarter, and on the Saturday closest to the end of the corresponding calendar quarter in the case of our other fiscal quarters. As a result, a 53rd week is added to our fiscal year every five or six years. Fiscal 2025 contains 53 weeks, and fiscal 2024, 2023 and 2022 each contained 52 weeks. Each quarter of fiscal 2024, 2023 and 2022 contained 13 weeks. The fourth quarter of fiscal 2025 will contain 14 weeks. When we refer to a “quarter” in this report, we are referring to a fiscal quarter.

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

Change to Organizational Structure

Historically, we operated in a single industry segment. However, beginning with the first quarter of 2024, we are now organized into four reportable segments (also referred to as business units), as follows:

(1)	Specialty, which includes, among others, the Crisco, Clabber Girl, Bear Creek, Polaner, Underwood, B&G, Grandma’s, New York Style, Don Pepino, Sclafani, B&M, Baker’s Joy, Regina, TrueNorth, Static Guard, SugarTwin and Brer Rabbit brands;
(2)	Meals, which includes, among others, the Ortega, Maple Grove Farms, Cream of Wheat, Las Palmas, Victoria, Mama Mary’s, Spring Tree, McCann’s, Carey’s and Vermont Maid brands;
(3)	Frozen & Vegetables, which includes the Green Giant and Le Sueur brands; and
(4)	Spices & Flavor Solutions, which includes, among others, the Dash, Spice Islands, Weber, Ac’cent, Tone’s, Trappey’s, Durkee and Wright’s brands.

Prior period segment results in our consolidated financial statements and related notes in this report have been recast to reflect the change from one reportable segment to four reportable segments.

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

The Polaner brand was introduced in 1880 and is comprised of a broad array of fruit-based spreads as well as jarred wet spices such as chopped garlic and oregano. Polaner All Fruit is a leading national brand of fruit-juice sweetened fruit spread. The spreads are available in more than a dozen flavors. Polaner Sugar Free preserves are the second leading brand of sugar free preserves nationally. The Polaner brand recently introduced Polaner Verry Berry fruit spreads and Polaner organic preserves.

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

Food Industry

The food industry is one of the United States’ largest industries. Historically, it has been characterized by relatively stable sales growth, based largely on price and population increases. In recent years, however, except during the COVID-19 pandemic, many traditional center of store grocery brands in the industry have often experienced flat to modestly declining sales. Over the past decade or so, the retail side of the food industry has seen a continuing shift of sales to alternate food outlets such as supercenters, warehouse clubs, organic and “natural” food stores, dollar stores, drug stores and e-tailers. Among other things, this shift has caused consolidation of traditional grocery chains into larger entities, often spanning the country under varying banner names. Consolidation has increased the importance of having a number one or two brand within a category, be that position national or regional. At the same time, this shift has also introduced many alternatives to traditional grocery chains. A broad sales and distribution infrastructure has also become critical for food companies, allowing them to reach all outlets selling food to consumers and expanding their growth opportunities.

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

Sales. Our sales organization is aligned by distribution channels and consists of regional sales managers, key account managers and sales persons. Regional sales managers sell our products nationwide directly and through national and regional brokers, with separate organizations focusing on foodservice, grocery chain accounts and special markets. Our sales managers coordinate our direct and broker sales efforts, make key account calls with buyers or distributors and supervise direct and broker retail coverage of the products at the store level.

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

Marketing. Our marketing organization is organized within our business units and aligned by brand and is responsible for the strategic planning for each of our brands. We focus on deploying promotional dollars where we believe the spending will have the greatest impact on sales. Marketing and trade spending support, on a national basis, typically consists of advertising trade promotions, coupons and cross-promotions with supporting products. Radio, internet, social media and limited television advertising supplement this activity.

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

In recent years, we have been negatively impacted by industry-wide increases in the cost of distribution, primarily driven by increased freight rates. We attempt to offset all or a portion of these increases through price increases and cost savings initiatives. For example, despite higher rates for freight in 2022, we were able to offset a portion of the freight cost increases through pricing, which included both list price increases and trade spend optimization. Although freight rates began to decline in 2023, freight rates remained elevated during fiscal 2023 and 2024, and we expect freight rates to remain elevated into fiscal 2025. To the extent that we are unable to offset present and future cost increases through pricing and cost savings initiatives, our operating results will be negatively impacted.

Customers

Our top ten customers accounted for approximately 62.7% of our net sales and approximately 68.2% of our end of the year receivables for fiscal 2024. Other than Walmart, which accounted for approximately 30.3% of our fiscal 2024 net sales, no single customer accounted for 10.0% or more of our fiscal 2024 net sales. Other than Walmart, which accounted for approximately 36.0% of our receivables as of December 28, 2024, no single customer accounted for more than 10.0% of our receivables as of December 28, 2024. During fiscal 2024, 2023 and 2022, our net sales to foreign countries represented approximately 9.1%, 8.6% and 7.8%, respectively, of our total net sales. Our foreign sales are primarily to customers in Canada.

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

The cost of labor, manufacturing, energy, fuel, packaging materials and other costs related to the production and distribution of our food products can from time to time increase significantly and unexpectedly. We experienced sudden and high cost inflation in fiscal 2021, fiscal 2022 and early 2023. Costs remained elevated in fiscal 2023 and fiscal 2024, and we expect costs to remain elevated in fiscal 2025. We attempt to manage these risks by entering into short-term supply contracts and advance commodities purchase agreements, implementing cost saving measures and raising sales prices. Beginning in the fourth quarter of 2022 through fiscal 2023, we saw improvements in our gross profit and gross profit margins as our net pricing largely caught up with input cost increases. Gross profit and gross profit margins remained relatively stable in fiscal 2024. However, to the extent we are unable to avoid or offset any present or future cost increases by locking in our costs, implementing cost-saving measures or increasing prices to our customers, our operating results could be materially adversely affected. In addition, if input costs decline, customers may look for price reductions in situations where we have locked into purchases at higher costs. During the past several years, our cost saving measures and sales price increases have not been sufficient to fully offset increases to our raw material, ingredient and packaging and distribution costs.

Production

Manufacturing. We operate twelve manufacturing facilities for our products. See Item 2, “Properties” for a listing of our manufacturing facilities.

Co-Packing Arrangements. In addition to our own manufacturing facilities, we source a significant portion of our products under “co-packing” arrangements, a common industry practice in which manufacturing is outsourced to other companies. We regularly evaluate our co-packing arrangements to ensure the most cost-effective manufacturing of our products and to utilize company-owned manufacturing facilities most effectively. Third parties located in U.S. and foreign locations produce our Baker’s Joy, B&M, Bear Creek Country Kitchens, Canoleo, Cream of Rice, Crock Pot, Joan of Arc, Le Sueur, New York Flatbreads, Regina, Spring Tree, Static Guard, Sugar Twin, TrueNorth and Underwood products and a portion of our B&G, Cary’s, Cream of Wheat, Crisco, Green Giant, Las Palmas, MacDonald’s, McCann’s and Ortega products under co-packing agreements or purchase orders. Each of our co-packers produces products for other companies as well. We believe that there are alternative sources of co-packing production readily available for the majority of our products. However, we may experience short-term or long-term disturbances in our operations and our ability to implement our business plan or meet consumer demand if we are unexpectedly required to change our co-packing arrangements or are unable to enter into additional or alternative arrangements in the future.

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

Inbound License Agreements. From time to time we enter into inbound licensing agreements. For example, we sell Weber seasonings and other flavor enhancers pursuant to a licensing agreement with Weber-Stephen Products LLC, Crockpot seasoning mixes pursuant to a license agreement with Sunbeam Products, Inc., Skinnygirl fat free and sugar free salad dressings and sugar free cocktail inspired preserves pursuant to a license agreement with Better Bites, LLC, Cinnamon Toast Crunch Cinnadust seasoning blend pursuant to a license agreement with a subsidiary of General Mills,

Inc., Einstein Bros. everything bagel seasoning blend pursuant to a license agreement with Einstein Noah Restaurant Group, Inc., and Cream of Wheat Cinnabon®, a co-branded product, pursuant to a license agreement with a subsidiary of Cinnabon Franchisor SPV LLC.

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

Human Capital

As of December 28, 2024, our workforce consisted of 2,784 employees. Of that total, 2,321 employees were engaged in manufacturing, 147 were engaged in marketing and sales, 199 were engaged in warehouse and distribution and 117 were engaged in administration. Approximately 51.2% of our employees, located at six manufacturing facilities in the United States and one manufacturing facility in Mexico, are covered by collective bargaining agreements. See “—Labor Relations and Collective Bargaining Agreements” below.

Our Core Values; Compliance and Ethics. At B&G Foods, we are committed to providing quality products and observing high ethical standards in the conduct of our business. Together with our predecessors, we have been doing so since the 1800s. Our core values: passion; food safety and quality; diversity and inclusion; integrity and accountability; customer and consumer focus; safety and health at work; collaboration; and empowerment, have been critical to our success. Our Code of Business Conduct and Ethics, referred to as our Code, serves as a guide for all directors, officers, employees and representatives of B&G Foods in our daily interactions with our customers, consumers, stockholders, regulatory agencies, supply chain partners and fellow employees. We provide annual and periodic training and educational materials to our employees on our Code, raising and resolving ethical issues, ethical decision making and on various other compliance and ethics topics.

Our Culture. We love food and bringing our family of brands to our consumers and their families. We have fire in our bellies, are energized by new challenges and pursue excellence in everything we do. We believe in teamwork and collaboration, have a common desire to be part of something big, and share a commitment to stay humble even as we continue to grow.

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

Safety & Health at Work. We are committed to ensuring the health and safety of our employees and expect the same from our supply chain partners. We are committed to preventing accidents, injuries and illnesses related to the workplace. Our environmental, health and safety policy provides, among other things, that we hold our leadership accountable for providing and maintaining safe and healthful working conditions; insist that no manufacturing facility, warehouse, office, or department will be considered properly managed regardless of its proficiency in other areas unless it maintains a safe and healthful work environment; and mandating that safety is a condition of employment and holding every employee accountable for following all prescribed work safety practices and procedures. To promote safety and health at work, we provide monthly safety and health training and assessments as well as annual internal and third-party safety and health audits.

Labor Relations and Collective Bargaining Agreements. We have collective bargaining agreements covering employees at six of our facilities in the United States, and one facility in Mexico, which vary in term depending on the location:

Facility Location	Union	Effective Date	Expiration Date	No. of Employees Covered(1)
Ankeny, IA	International Brotherhood of Teamsters, Local No. 238	Apr. 5, 2020	Apr. 6, 2025	321
Brooklyn, NY	United Food and Commercial Workers Union, Local No. 342	Jan. 1, 2024	Dec. 31, 2027	39
Cincinnati, OH	The Employees Representation Association	May 1, 2023	Apr. 30, 2027	121
Irapuato, MX	National Union of Frozen and Packaging Food Processors, Similar and Related, Confederation of Mexican Workers (CTM)	Apr. 14, 2023	(2)	724
Roseland, NJ	International Brotherhood of Teamsters, Chauffeurs, Warehousemen & Helpers of America, Local No. 863	Apr. 1, 2020	Mar. 31, 2026	50
Stoughton, WI	Drivers, Salesmen, Warehousemen, Milk Processors, Cannery, Dairy Employees and Helpers Union, Local No. 695	Mar. 28, 2021	Mar. 26, 2026	61
Terre Haute, IN	Chauffeurs, Teamsters, Warehousemen and Helpers Union, Local No. 135	Mar. 31, 2024	Mar. 30, 2027	110
(1)	As of December 28, 2024.
(2)	The collective bargaining agreement for our Mexico facility does not have an expiration date; however, certain terms of the agreement are subject to periodic review and negotiation, including wages at least annually and general conditions every two years.

As noted in the table above, one of our collective bargaining agreements, covering employees at our Ankeny, Iowa facility, is scheduled to expire in the next twelve months. While we believe that our relations with our union employees are in general good, we cannot assure you that we will be able to negotiate a new collective bargaining agreement for our Ankeny facility on terms satisfactory to us, or at all, and without production interruptions, including labor stoppages. At this time, however, management does not expect that the outcome of these negotiations will have a material adverse impact on our business, financial condition or results of operations.

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

For more information about some of our key environmental sustainability goals and initiatives, and for copies of our environmental, health and safety policy, our water stewardship policy and our most recent corporate social responsibility report, please see https://www.bgfoods.com/about/responsibility. These policies, our corporate social responsibility reports and other information contained on our website are not part of, and are not incorporated in, this or any other report we file with or furnish to the SEC.

Environmental Laws and Regulations. We are also subject to national and local environmental laws and regulations in the United States and in foreign countries in which we do business, including laws related to wastewater discharge, water consumption and air emissions. In the United States, environmental laws and regulations include the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Resource Conservation and Recovery Act and other federal, state and local laws and regulations. Our operations outside the United States are subject to similar laws and regulations. In addition, continuing concern over environmental, social and governance matters, including climate change, is expected to continue to result in new or increased legal and regulatory requirements (in or outside of the United States) to reduce emissions to mitigate the potential effects of greenhouse gases, to limit or impose additional costs on commercial water use due to local water scarcity concerns or to expand mandatory reporting of certain environmental, social and governance metrics. We are also subject to regulations in most provinces of Canada that effectively require manufacturers to contribute to the cost of recycling food and beverage packaging after consumers use it, and similar regulations have been or are expected to be enacted by various states of the United States. Our policy is to abide by all applicable environmental laws and regulations, and we have internal programs in place with respect to our environmental compliance.

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

The packaged food industry is highly competitive. Numerous brands and products, including private label products, compete for shelf space and sales, with competition based primarily on product quality, convenience, price, trade promotion, brand recognition and loyalty, customer service, effective consumer advertising and promotional activities and the ability to identify and satisfy emerging consumer preferences. We compete with a significant number of companies of varying sizes, including divisions or subsidiaries of larger companies. Many of these competitors have multiple product lines, substantially greater financial and other resources available to them and may have lower fixed costs and/or are substantially less leveraged than our company. In addition, the rapid growth of some channels, in particular in e-commerce, may impact our current operations or strategies more quickly than we planned for, create consumer price deflation, alter the buying behavior of consumers or disrupt our retail customer relationships. We may need to increase or reallocate spending on existing and new distribution channels and technologies, marketing, advertising and new product innovation to protect or increase revenues, market share and brand significance. These expenditures may not be successful, including those related to our e-commerce and other technology-focused efforts, and might not result in trade and consumer acceptance of our efforts. If we are unable to continue to compete successfully with these companies or if competitive pressures or other factors, such as an inability to effectively respond to channel shifts and new technologies, cause our products to lose market share, result in significant price erosion or negatively impact our ability to operate efficiently, our business, consolidated financial condition, results of operations or liquidity could be materially and adversely affected.

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

Our business may be adversely impacted if we are unable to respond and adapt to rapid changes in technology and emerging laws and regulations relating to such technology.

Our competitors may outpace and outspend us in incorporating new technologies, including artificial intelligence, into their new product innovation, marketing and engagement with consumers and into their manufacturing, distribution and cost savings initiatives, which could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity. Our efforts to utilize new technological advancements may not be successful, may result in substantial integration and maintenance costs, and may expose us to additional legal and operational risks. If we incorporate artificial intelligence into our business, the content, analyses, or recommendations generated by artificial intelligence, if deficient, inaccurate, or biased, could adversely impact our business, consolidated financial condition, results of operations or liquidity, as well as our reputation. Moreover, ethical concerns associated with artificial intelligence or other new technologies could lead to brand damage, competitive disadvantages or legal repercussions. In addition, the rapid evolution and increased adoption of new technologies, including artificial intelligence, and our obligations to comply with emerging laws and regulations may require us to develop additional increase our compliance costs and require us to adopt technology-specific governance programs. Any problems with our implementation or use of technological advancements, including artificial intelligence, could negatively impact our business, consolidated financial condition, results of operations or liquidity.

We may be unable to maintain our profitability in the face of a consolidating retail environment.

Our largest customer, Walmart, accounted for approximately 30.3% of our fiscal 2024 net sales, and our ten largest customers together accounted for approximately 62.7% of our fiscal 2024 net sales. As retail customers, such as supermarkets, discounters, e-commerce merchants, warehouse clubs and food distributors, continue to consolidate and our retail customers grow larger and become more sophisticated, our retail customers may demand lower pricing and increased promotional programs. Further, these customers are reducing their inventories and increasing their emphasis on products that hold either the number one or number two market position and private label products. If we fail to use our sales and marketing expertise to maintain our category leadership positions to respond to these trends, or if we lower our prices or increase promotional support of our products and are unable to increase the volume of our products sold, our profitability and financial condition may be adversely affected.

We are vulnerable to decreases in the supply and increases in the price of raw materials and labor, manufacturing, distribution and other costs, and we may not be able to offset increasing costs by increasing prices to our customers.

We purchase agricultural products, including vegetables, oils and spices and seasonings, meat, poultry, ingredients, packaging materials and other raw materials from growers, commodity processors, other food companies and packaging manufacturers. Commodities, ingredients, packaging materials and other raw materials are subject to increases in price attributable to a number of factors, including changes in crop size, federal and state agricultural programs, export demand, currency exchange rates, energy and fuel costs, water supply, weather conditions during the growing and harvesting seasons, insects, plant diseases and fungi, and glass, metal and plastic prices. Fluctuations in commodity prices can lead to retail price volatility and intensive price competition, and can influence consumer and trade buying patterns. The cost of labor, manufacturing, energy, fuel, packaging materials and other costs related to the production and distribution of our products can from time to time increase significantly and unexpectedly. We attempt to manage these risks by entering into short-term supply contracts and advance commodities purchase agreements from time to time, by implementing cost saving measures and by raising sales prices. During the past several years, our cost saving measures and sales price increases have not been sufficient to fully offset increases to our raw material, ingredient, packaging and distribution costs. Moreover, during fiscal 2025 and possibly beyond, we expect to face continued industry-wide cost inflation for various inputs, including commodities, ingredients, packaging materials, other raw materials, transportation and labor. To the extent we are unable to offset present and future cost increases, our operating results could be materially and adversely affected.

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

At December 28, 2024, we had total long-term indebtedness of $2,044.3 million (before debt discount/premium), including $1,494.3 million principal amount of senior secured indebtedness and $550.0 million principal amount of senior unsecured indebtedness. Our ability to pay dividends is subject to contractual restrictions contained in the instruments governing our indebtedness. Although our credit agreement and the indentures governing our senior secured notes and senior notes (which we refer to as the senior secured notes indenture and the senior notes indenture, respectively) contain covenants that restrict our ability to incur debt, as long as we meet these covenants we will be able to incur additional indebtedness. The degree to which we are leveraged on a consolidated basis could have important consequences to the holders of our securities, including:

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

Our ability to comply with the ratios or tests may be affected by events beyond our control, including prevailing economic, financial and industry conditions. A breach of any of these covenants, or failure to meet or maintain ratios or tests could result in a default under our credit agreement and/or our senior secured notes indenture and/or our senior notes indenture. Certain events of default under our credit agreement, our senior secured notes indenture and our senior notes indenture would prohibit us from paying dividends on our common stock. In addition, upon the occurrence of an event of default under our credit agreement, our senior secured notes indenture or our senior notes indenture, the lenders could elect to declare all amounts outstanding under the credit agreement and the senior notes, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the credit agreement lenders could proceed against the security granted to them to secure that indebtedness. If the lenders accelerate the payment of the indebtedness, our assets may not be sufficient to repay in full this indebtedness and our other indebtedness.

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

Our $550.0 million of 5.25% senior notes due 2027 mature on September 15, 2027, our $799.3 million of 8.00% senior secured notes due 2028 mature on September 15, 2028, our $475.0 million revolving credit facility matures on December 16, 2028, and our $450.0 million of tranche B term loans mature on October 10, 2029. Our ability to raise debt or equity capital in the public or private markets in order to effect a refinancing of our debt at or prior to maturity could be impaired by various factors, including factors beyond our control. For example, in recent years U.S. credit markets experienced significant dislocations and liquidity disruptions that caused the spreads on prospective debt financings to widen considerably. These circumstances materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases resulted in the unavailability of certain types of debt financing. Any future uncertainty in the credit markets could negatively impact our ability to access additional debt financing or to refinance existing indebtedness on favorable terms, or at all. In addition, any future uncertainty in other financial markets in the U.S. could make it more difficult or costly for us to raise capital through the issuance of common stock or other equity securities. Any of these risks could impair our ability to fund our operations or limit our ability to expand our business or increase our interest expense, which could have a material adverse effect on our financial results.

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

Pandemics or disease outbreaks may disrupt our business, including among other things, our supply chain, our manufacturing operations and customer and consumer demand for our products, and could have a material adverse impact on our business.

The spread of pandemics or disease outbreaks may disrupt our third-party business partners’ ability to meet their obligations to us, which may negatively affect our operations. These third parties include those who supply our ingredients, packaging, and other necessary operating materials, contract manufacturers who supply certain finished goods, distributors, and logistics and transportation providers. In addition, we rely on customers to be able to receive shipments and stock store shelves. If a significant percentage of our workforce or the workforce of our third-party business partners or customers is unable to work, including because of illness or travel or government restrictions in connection with a pandemic or disease outbreak, our operations may be negatively impacted. In addition, a significant increase in demand for food and other consumer packaged goods products as a result of pandemics or disease outbreaks may limit the availability of ingredients, packaging and other raw materials necessary to produce our products, and our operations may be negatively impacted. Conversely, pandemics or disease outbreaks could result in a widespread health crisis that could adversely affect economies and financial markets, consumer spending and confidence levels resulting in an economic downturn that could affect customer and consumer demand for our products.

Our efforts to manage and mitigate these factors may be unsuccessful, and the effectiveness of these efforts depends on factors beyond our control, including the duration and severity of any pandemic or disease outbreak, as well as third-party actions taken to contain its spread and mitigate public health effects.

The ultimate impact of any pandemic or disease outbreak on our business will depend on many factors, including, among others, the duration of social distancing and stay-at-home and work-from-home mandates, policies and recommendations and whether, and the extent to which, additional waves or variants of any such pandemic or disease outbreak affects the United States and the rest of North America, our ability and the ability of our suppliers to continue to operate our and their manufacturing facilities and maintain the supply chain without material disruption and procure ingredients, packaging and other raw materials when needed despite any disruptions in the supply chain or labor shortages, our customers’ ability to adequately staff their distribution centers and stores, and the extent to which macroeconomic conditions resulting from any such pandemic or disease outbreak and the pace of the subsequent recovery may impact consumer eating and shopping habits.

Severe weather conditions, natural disasters and other natural events can affect raw material supplies and reduce our operating results.

Severe weather conditions, natural disasters and other natural events, such as floods, droughts, frosts, earthquakes, pestilence or health pandemics may affect the supply of the raw materials that we use for our products. Our maple syrup products, for instance, are particularly susceptible to severe freezing conditions in Québec, Canada and Vermont during the season in which maple syrup is produced. Our Green Giant frozen vegetable manufacturing facility in Irapuato, Mexico is located in a region affected by water scarcity and restrictions on usage. Pandemics or disease outbreaks may cause significant disruptions to our supply chain and operations, including disruptions in our ability to purchase raw materials, and delays in the manufacture and shipment of our products. Competing manufacturers can be affected differently by weather conditions, natural disasters and other natural events depending on the location of their supplies. If our supplies of raw materials are delayed or reduced, we may not be able to find supplemental supply sources on favorable terms or at all, which could adversely affect our business and operating results.

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

The increasing concern over climate change also may result in more regional, federal, foreign and/or global legal and regulatory requirements to reduce or mitigate the effects of greenhouse gases. In the event that such regulation is enacted and is more aggressive than the sustainability measures that we are currently undertaking to monitor our emissions, improve our energy and resource efficiency and report such efforts, we may experience significant increases in manufacturing and distribution and administrative costs. In particular, increasing regulation of fuel emissions and packaging recycling could substantially increase the supply chain, distribution and administrative costs associated with our products. As a result, climate change or increased concern over climate change could negatively affect our business and operations.

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

Our net sales to Canada are subject to foreign currency fluctuations.

Our financial performance on a U.S. dollar denominated basis is subject to fluctuations in currency exchange rates. These fluctuations could cause material variations in our results of operations. With respect to our foreign sales, our principal exposure is to the Canadian dollar because our foreign sales are primarily to customers in Canada. Net sales in Canada accounted for approximately 7.5%, 7.1% and 6.4% of our total net sales in fiscal 2024, 2023 and 2022, respectively. Although our sales for export to other countries are generally denominated in U.S. dollars, our sales to Canada are generally denominated in Canadian dollars. As a result, our net sales to Canada are subject to the effect of foreign currency fluctuations, and these fluctuations could have an adverse impact on business, consolidated financial condition, results of operations or liquidity. From time to time, we may enter into agreements that are intended to reduce the effects of our exposure to currency fluctuations, but these agreements may not be effective in significantly reducing our exposure.

Our operations in, and sales to customers in, foreign countries are subject to political and economic risk.

Our relationships with foreign customers, suppliers and co-packers as well as our manufacturing location in Irapuato, Mexico also subject us to the risks of doing business outside the United States. The countries from which we source our raw materials and certain of our finished goods and to which we sell certain of our finished goods may be subject to political and economic instability, and may periodically enact new or revise existing laws, taxes, duties, quotas, tariffs, currency controls or other restrictions to which we are subject, including restrictions on the transfer of funds to and from foreign countries or the nationalization of operations. Our products are subject to import duties and other restrictions, and the U.S. government may periodically impose new or revise existing duties, quotas, tariffs or other restrictions to which we are subject, including restrictions on the transfer of funds to and from foreign countries.

In particular, our financial condition and results of operations could be materially and adversely affected by the United States-Mexico-Canada Agreement, or other regulatory and economic impact of changes in taxation and trade relations among the United States and other countries. For example, on February 1, 2025, the new U.S. presidential administration announced the imposition of tariffs of up to 25% on imports from Canada and Mexico and 10% on imports from China, and those countries subsequently announced retaliatory tariffs in response. Although the imposition of such tariffs was temporarily paused in the case of Canada and Mexico, the situation is dynamic, rapidly evolving and uncertain. The U.S. has since reinstated full 25% tariffs on steel imports and increased tariffs on aluminum imports to 25%. If allowed to become or remain effective, these or any new or increased tariffs or resultant trade wars could lead to significant increases in the costs of finished goods and raw materials, including finished goods produced at our Green Giant frozen vegetable manufacturing facility in Irapuato, Mexico, certain raw material vegetables we procure in Mexico for production in the United States, and the cost of steel cans and lids used for certain of our products, which could have a material adverse effect on our business, consolidated financial position, results of operation or liquidity. Although most of the Green Giant vegetable products that we sell to customers in Canada are grown and produced in Canada, any retaliatory tariffs imposed by Canada or any “buy Canadian” campaigns in response to U.S. tariffs could have an adverse impact on our sales to customers in Canada for any of our products that are not produced in Canada. In addition, if allowed to become or remain effective, these or any new or increased tariffs could also negatively affect U.S national or regional economies or lead to increased inflation or a recession, which also could have a material adverse effect on our business, consolidated financial position, results of operation or liquidity.

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

We maintain four company-sponsored defined benefit pension plans that cover approximately 21.3% of our employees. A deterioration in the value of plan assets resulting from poor market performance, a general financial downturn or otherwise could cause an increase in the amount of contributions we are required to make to these plans. For example, our defined benefit pension plans may from time to time move from an overfunded to underfunded status driven by decreases in plan asset values that may result from changes in long-term interest rates and disruptions in U.S. or global financial markets. Additionally, historically low interest rates coupled with poor market performance would have the effect of decreasing the funded status of these plans which would result in greater required contributions. For a more detailed description of these plans, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies; Use of Estimates—Pension Expense” and Note 12, “Pension Benefits,” to our consolidated financial statements in Part II, Item 8 of this report.

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

As of December 28, 2024, approximately 51.2% of our 2,784 employees were covered by collective bargaining agreements. A prolonged work stoppage or strike at any of our facilities with union employees or a significant work disruption from other labor disputes in the food or related industries could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity.

One of our collective bargaining agreements expires in the next twelve months. The collective bargaining agreement covering our Ankeny, Iowa facility, which covers approximately 321 employees, is scheduled to expire on April 6, 2025.

While we believe that our relations with our union employees are in general good, we cannot assure you that we will be able to negotiate a new collective bargaining agreement for our Ankeny facility on terms satisfactory to us, or at all, and without production interruptions, including labor stoppages. If, prior to the expiration of the collective bargaining agreement for the Ankeny facility or prior to the expiration of any of our other existing collective bargaining agreements, we are unable to reach new agreements without union action or any such new agreements are not on terms satisfactory to us, our business, consolidated financial condition, results of operations or liquidity could be materially and adversely affected.

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

The labor market has become increasingly tight and competitive and we may face sudden and unforeseen challenges in the availability of labor, whether due to competition, natural disasters, weather conditions, pandemics or other factors. A sustained labor shortage or increased turnover rates within our workforce caused by any of these factors or related policies and mandates, or as a result of general macroeconomic factors, could lead to production or shipping delays, increased costs, including increased wages to attract and retain employees and increased overtime to meet demand. Similarly, we have in the past and may in the future be negatively impacted by labor shortages or increased labor costs experienced by our third-party business partners, including our external manufacturing partners, third-party logistics providers and customers. Our ability to recruit and retain a highly skilled and diverse workforce at our corporate offices, manufacturing facilities and other work locations could also be materially impacted if we fail to adequately respond to rapidly changing employee expectations regarding fair compensation, an inclusive and diverse workplace, flexible working or other matters.

If we fail to recruit and retain senior management and a highly skilled and diverse workforce, our growth and future success may be impaired and our results of operations may be materially and adversely effected.

We are a holding company and we rely on dividends, interest and other payments, advances and transfers of funds from our subsidiaries to meet our obligations.

We are a holding company, with all of our assets held by our direct and indirect subsidiaries, and we rely on dividends and other payments or distributions from our subsidiaries to meet our debt service obligations and to enable us to pay dividends. The ability of our subsidiaries to pay dividends or make other payments or distributions to us depends on their respective operating results and may be restricted by, among other things, the laws of their jurisdiction of organization (which may limit the amount of funds available for the payment of dividends), agreements of those subsidiaries, our credit agreement, our senior secured notes indenture, our senior notes indenture and the covenants of any future outstanding indebtedness we or our subsidiaries incur.

Future changes that increase cash taxes payable by us could significantly decrease our future cash flow available to make interest and dividend payments with respect to our securities and have a material adverse effect on our business, consolidated financial condition, results of operations and liquidity.

We are able to amortize goodwill and certain intangible assets in accordance with Section 197 of the Internal Revenue Code of 1986. We expect to be able to amortize for tax purposes approximately $767.0 million between 2025 and 2038. The expected annual deductions are approximately $116.4 million for fiscal 2025, approximately $112.4 for fiscal 2026, approximately $92.8 million for fiscal 2027, approximately $91.3 million for fiscal 2028, approximately $90.7 million for fiscal 2029, approximately $84.6 million for fiscal 2030, approximately $51.9 million for fiscal 2031, approximately $34.7 million for fiscal 2032, approximately $33.7 million for fiscal 2033, approximately $30.3 million for fiscal 2034, approximately $26.7 million for fiscal 2035, approximately $1.0 million for fiscal 2036, approximately $0.5 million for fiscal 2037 and approximately $0.1 million for fiscal 2038.

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

If we are unable to fully utilize our interest expense deductions in future periods, our cash taxes will increase. Beginning with fiscal 2022, our adjusted taxable income as computed for purposes of the interest expense deduction limitation is computed after any deduction allowable for depreciation and amortization. As a result, our adjusted taxable income (used to compute the limitation) decreased and we were subject to the interest expense deduction limitation in fiscal 2024, 2023 and 2022, resulting in an increase to taxable income of $110.8 million, $107.7 million and $90.2 million, respectively. We expect to continue to be subject to the interest deduction limitation in future years. We have recorded a deferred tax asset of $72.7 million and $46.9 million for fiscal 2024 and fiscal 2023, respectively, related to the interest deduction carryover, without a valuation allowance, as the disallowed interest may be carried forward indefinitely. The increase in our cash taxes resulting from the interest expense deduction limitation was approximately $19.5 million, $25.0 million and $20.6 million for fiscal 2024, 2023 and 2022, respectively. There are various factors that may cause tax assumptions to change in the future, and we may have to record a valuation allowance against these deferred tax assets. See Note 10, “Income Taxes,” to our consolidated financial statements in Part II, Item 8 of this report.

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

Likewise, the ultimate impact of the U.S. Tax Cuts and Jobs Act on our reported results in fiscal 2025 and beyond may differ from the estimates provided in this report, possibly materially, due to guidance that may be issued and other actions we may take as a result of this tax law different from that currently contemplated. See Note 10, “Income Taxes,” to our consolidated financial statements in Part II, Item 8 of this report for information about the U.S. Tax Cuts and Jobs Act.

Other changes in tax laws in the United States or in other countries where we have significant operations, including rate changes or corporate tax provisions that could disallow or tax perceived base erosion or profit shifting payments or subject us to new types of tax, could have a material adverse effect on our effective tax rate and our deferred tax assets and liabilities. In addition, aspects of U.S. tax laws may lead foreign jurisdictions to respond by enacting additional tax legislation that is unfavorable to us. For example, numerous countries have now enacted the Organization of Economic Cooperation and Development’s model rules on a global minimum tax of 15%, with the earliest effective date being for taxable years beginning as early as 2024 and with widespread implementation of a global minimum tax expected by 2025. In addition, in December 2024, the IRS published final regulations (Treasury Decision 10016) under Section 987 of the Internal Revenue Code of 1986. The final regulations are effective December 10, 2024 and are generally applicable to tax years beginning after December 31, 2024. The final regulations provide guidance on determining income and currency gain or loss for a qualified business unit for purposes of Section 987. We have begun to evaluate how the final regulations and the applicable transition rules will impact taxation relating to our primary operating subsidiary in Canada, which is a qualified business unit for purposes of Section 987. This increasingly complex global tax environment has existed in the past and could continue to increase tax uncertainty, resulting in higher compliance costs. Based on the guidance available thus far, we do not expect this legislation to have a material impact on our consolidated financial statements, but we will continue to evaluate it as additional guidance and clarification becomes available.

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

During each of fiscal 2024, 2023 and 2022, we recorded material non-cash impairment charges to goodwill and indefinite-lived intangible trademark assets. If future revenues and contributions to our operating results for any of our brands or operating segments, including recently impaired and newly acquired brands, deteriorate, at rates in excess of our current projections, we may be required to record additional non-cash impairment charges to certain intangible assets. In addition, any significant decline in our market capitalization or changes in discount rates, even if due to macroeconomic factors, could put pressure on the carrying value of our goodwill or the goodwill of any of our operating segments. A determination that all or a portion of our goodwill or indefinite-lived intangible assets are impaired, although a non-cash charge to operations, could have a material adverse effect on our business, consolidated financial condition and results of operations. For a further discussion of our annual impairment testing of goodwill and indefinite-lived intangible assets (trademarks) and the material non-cash impairment charges to goodwill and indefinite-lived intangible trademark assets that we recorded in fiscal 2024, 2023 and 2022, see Note 2(g), “Summary of Significant Accounting Policies—Goodwill and Other Intangible Assets” to our consolidated financial statements in Part II, Item 8 of this report.

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

Dividend payments are not mandatory or guaranteed and holders of our common stock do not have any legal right to receive, or require us to pay, dividends. Our board of directors may, in its sole discretion, decrease the level of dividends provided for in our dividend policy or entirely discontinue the payment of dividends. Future dividends with respect to shares of our capital stock, if any, depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions (including restrictions in our credit agreement, senior secured notes indenture and senior notes indenture), business opportunities, provisions of applicable law (including certain provisions of the Delaware General Corporation Law) and other factors that our board of directors may deem relevant.

If our cash flows from operating activities were to fall below our minimum expectations (or if our assumptions as to capital expenditures or interest expense were too low or our assumptions as to the sufficiency of our revolving credit facility to finance our working capital needs were to prove incorrect), we may need either to reduce or eliminate dividends or, to the extent permitted under our credit agreement, senior secured notes indenture and senior notes indenture, fund a portion of our dividends with borrowings or from other sources. If we were to use working capital or permanent borrowings to fund dividends, we would have less cash and/or borrowing capacity available for future dividends and other purposes, which could negatively impact our financial condition, results of operations, liquidity and ability to maintain or expand our business.

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

Cybersecurity Governance. Our chief information officer, who leads our IT department, oversees our cybersecurity program. Our chief information officer has twenty-nine years of IT experience. Our chief information officer reports to our chief financial officer. As part of our company’s risk management function, our chief information officer provides periodic updates about our cybersecurity risk profile to our executive leadership team. We have an incident response program that provides for the prompt escalation of certain cybersecurity incidents to certain members of management, including our chief financial officer and our general counsel, so that decisions regarding disclosure and reporting of such incidents can be made in a timely manner.

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

Despite our ongoing efforts to continuously improve our ability to prevent and minimize the impact of future cyber incidents, we cannot assure you that we or any third party with whom we do business will not be the subject of future threats or incidents. While the February 2023 cyberattack and our remediation efforts did not have, and other cyberattacks experienced by third parties with whom we do business have not had, a material adverse impact on our consolidated financial position, results of operations or liquidity, we cannot assure you that in response to a future cyberattack we or any third party with whom we do business will be able to restore our respective systems so quickly and with minimal disruption to our or their business operations and without our incurring material costs or loss of net sales. In addition, the mishandling or inappropriate disclosure of non‑public sensitive or protected information could also lead to the loss of intellectual property, negatively impact planned corporate transactions or damage our reputation and brand image. Misuse, leakage or falsification of legally protected information could also result in a violation of data privacy laws and regulations and have a negative impact on our reputation, business, financial condition and results of operations.

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

Item 2. Properties.

Our corporate headquarters are located at Four Gatehall Drive, Parsippany, NJ 07054. Our manufacturing facilities are generally located near major customer markets and raw materials. Of our twelve active manufacturing facilities, seven are owned, three are leased and two consist of multiple buildings, some of which are owned and some of which are leased. Management believes that our manufacturing facilities, together with our current and available contract manufacturers, have sufficient capacity to accommodate our planned growth. Listed below are our manufacturing facilities and the principal warehouses, distribution centers and offices by business unit that we own or lease.

Facility Location	Business Unit	Owned/Leased	Description
Parsippany, New Jersey	All Business Units	Leased	Corporate Headquarters
Mississauga, Ontario	All Business Units	Leased	Canadian Headquarters
Ankeny, Iowa	Spices & Flavor Solutions	Owned	Manufacturing/Warehouse
Hurlock, Maryland	Meals; Specialty	Owned	Manufacturing/Warehouse
Irapuato, Mexico	Frozen & Vegetables	Owned	Manufacturing/Warehouse
St. Johnsbury, Vermont	Meals	Owned	Manufacturing/Warehouse
Stoughton, Wisconsin	Meals	Owned	Manufacturing/Warehouse
Williamstown, New Jersey	Specialty	Owned	Manufacturing/Warehouse
Yadkinville, North Carolina	Meals; Specialty	Owned	Manufacturing/Warehouse
Brooklyn, New York	Meals	Leased	Manufacturing/Warehouse
Roseland, New Jersey	Specialty	Leased	Manufacturing/Warehouse
Yuma, Arizona	Frozen & Vegetables	Leased	Manufacturing/Warehouse
Cincinnati, Ohio	Specialty	Owned/Leased	Manufacturing/Warehouse
Terre Haute, Indiana	Specialty	Owned/Leased	Manufacturing/Warehouse
Easton, Pennsylvania	All Business Units	Leased	Distribution Center
Fontana, California	All Business Units	Leased	Distribution Center
Romeoville, Illinois	All Business Units	Leased	Distribution Center
Union City, Georgia	All Business Units	Leased	Distribution Center
St. Evariste, Québec	Meals	Owned	Storage Facility
Bentonville, Arkansas	All Business Units	Leased	Sales Office

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Shares of our common stock are traded on the New York Stock Exchange under the symbol “BGS” and have been so traded since May 23, 2007. According to the records of our transfer agent, we had 468 holders of record of our common stock as of February 20, 2025, including Cede & Co. as nominee for The Depository Trust Company (DTC). Cede & Co. as nominee for DTC holds shares of our common stock on behalf of participants in the DTC system, which in turn hold the shares of common stock on behalf of beneficial owners.

Performance Graph

Set forth below is a line graph comparing the change in the cumulative total shareholder return on our company’s common stock with the cumulative total return of the Russell 2000 Index and the S&P Packaged Foods & Meats Index for the period from December 28, 2019 to December 28, 2024, assuming the investment of $100 on December 28, 2019 and the reinvestment of dividends. The common stock price performance shown on the graph only reflects the change in our company’s common stock price relative to the noted indices and is not necessarily indicative of future price performance.

Comparison of 5 Year Cumulative Total Return

Among B&G Foods, Inc. Common Stock, the Russell 2000 Index

and the S&P Packaged Foods & Meats Index

	12/28/2019	*	1/2/2021	1/1/2022	12/31/2022	12/30/2023	12/28/2024
B&G Foods, Inc. (NYSE: BGS)	$100.00		164.98	194.09	76.47	76.69	55.04
Russell 2000 Index	$100.00		119.96	137.74	109.59	128.14	142.93
S&P Packaged Foods & Meats Index	$100.00		104.53	118.20	129.29	119.53	113.40
*	$100 invested on December 28, 2019 in B&G Foods’ common stock or index, including reinvestment of dividends. Indexes calculated on month-end basis.

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

For fiscal 2024 and fiscal 2023, we had cash flows from operating activities of $130.9 million and $247.8 million, respectively, and distributed $60.0 million and $56.0 million as dividends, respectively. Based on our current intended dividend rate of $0.76 per share per annum and our current number of shares outstanding, we expect our aggregate dividend payments in 2025 to be approximately $60.6 million.

The following table sets forth the dividends per share we have declared in each of the quarterly periods of 2024 and 2023:

	Fiscal 2024	Fiscal 2023
Fourth Quarter	$0.190	$0.190
Third Quarter	$0.190	$0.190
Second Quarter	$0.190	$0.190
First Quarter	$0.190	$0.190

Under U.S. federal income tax law, distributions to holders of our common stock are taxable to the extent they are paid out of current or accumulated earnings and profits. Generally, the portion of the distribution treated as a return of capital should reduce the tax basis in the shares of common stock up to a holder’s adjusted basis in the common stock, with any excess treated as capital gains. Qualifying dividend income and the return of capital, if any, will be allocated on a pro forma basis to all distributions for each fiscal year. Based on U.S. federal income tax laws, B&G Foods has determined that for fiscal 2024 and fiscal 2023, 100.0% of distributions paid on common stock were treated as a return of capital and 0.0% were treated as a taxable dividend paid from earnings and profits.

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

In general, our senior secured notes indenture and senior notes indenture restrict our ability to declare and pay dividends on our common stock as follows:

●	under our senior secured notes indenture, we may use up to $600 million plus 100% of our excess cash (as defined below) for the period (taken as one accounting period) from and including July 1, 2023 to the end of our most recent fiscal quarter for which internal financial statements are available at the time of such payments, plus certain incremental funds described in the senior secured notes indenture for the payment of dividends so long as the fixed charge coverage ratio for the four most recent fiscal quarters for which internal financial statements are available is not less than 1.6 to 1.0;
●	under our senior notes indenture, we may use up to 100% of our excess cash (as defined below) for the period (taken as one accounting period) from and including March 31, 2013 to the end of our most recent fiscal quarter for which internal financial statements are available at the time of such payments, plus certain incremental funds described in the senior notes indenture for the payment of dividends so long as the fixed charge coverage ratio for the four most recent fiscal quarters for which internal financial statements are available is not less than 1.6 to 1.0; and
●	we may not pay any dividends on any dividend payment date if a default or event of default under our senior secured notes indenture or senior notes indenture has occurred or is continuing.

Excess cash is defined in our senior secured notes indenture, senior notes indenture and under the terms of our credit agreement. Excess cash is calculated as “consolidated cash flow,” as defined in the indentures and under the terms of our credit agreement (which, in each case, allows for certain adjustments and which is generally equivalent to the term adjusted EBITDA before share-based compensation), minus the sum of cash tax expense, cash interest expense, certain capital expenditures, excess tax benefit from issuance of performance share long-term incentive award (LTIA) shares, certain repayment of indebtedness and the cash portion of restructuring charges.

In addition, the terms of our credit agreement also restrict our ability to declare and pay dividends on our common stock. In accordance with the terms of our credit agreement, we are not permitted to declare or pay dividends unless we are permitted to do so under our senior notes indenture. In addition, our credit agreement does not permit us to pay dividends unless we maintain:

●	a “consolidated interest coverage ratio” (defined as the ratio on a pro forma basis of our adjusted EBITDA before share-based compensation for any period of four consecutive fiscal quarters to our consolidated interest expense for such period payable in cash) of not less than 1.75 to 1.00; and
●	a “consolidated leverage ratio” (defined as the ratio on a pro forma basis of our consolidated net debt, as of the last day of any period of four consecutive fiscal quarters to our adjusted EBITDA before share-based compensation for such period) of not more than 7.00 to 1.00.

Recent Sales of Unregistered Equity Securities

We did not issue any unregistered equity securities in fiscal 2024.

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

We experienced material net cost increases for raw materials during the last several years due to a number of factors. Raw material costs remained elevated in fiscal 2023 and fiscal 2024 and we anticipate that certain raw material costs will remain elevated during fiscal 2025. We are currently locked into our supply and prices for a majority of our most significant raw material commodities into or through the second or third quarter of 2025.

In recent years, we have been negatively impacted by industry-wide increases in the cost of distribution, primarily driven by increased freight rates. We attempt to offset all or a portion of these increases through list price increases, trade spend reductions and cost savings initiatives. Although freight rates began to decline in 2023, freight rates remained elevated during fiscal 2024 and we expect freight rates to remain elevated during fiscal 2025.

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

Changing Consumer Preferences and Channel Shifts. Consumers in the market categories in which we compete frequently change their taste preferences, dietary habits and product packaging preferences. In addition, the rapid growth of some channels and changing consumer preferences for these channels, in particular in e-commerce, may impact our current operations or strategies more quickly than we planned for, create consumer price deflation, alter the buying behavior of consumers or disrupt our retail customer relationships. As a result of changing consumer preferences for products and channels, we may need to increase or reallocate spending on existing and new distribution channels and technologies, marketing, advertising and new product innovation to protect or increase revenues, market share and brand significance. These expenditures may not be successful, including those related to our e-commerce and other technology-focused efforts, and might not result in trade and consumer acceptance of our efforts. If we are unable to effectively and timely adapt to changes in consumer preferences and channel shifts, our products may lose market share or we may face significant price erosion, and our business, consolidated financial condition, results of operations or liquidity could be materially and adversely affected.

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

Trade and Regulatory Uncertainty. On February 1, 2025, the new U.S. presidential administration announced the imposition of tariffs of up to 25% on imports from Canada and Mexico and 10% on imports from China, and those countries subsequently announced retaliatory tariffs in response. Although the imposition of such tariffs was temporarily paused in the case of Canada and Mexico, the situation is dynamic, rapidly evolving and uncertain. The U.S. has since reinstated full 25% tariffs on steel imports and increased tariffs on aluminum imports to 25%. If allowed to become or remain effective, these or any new or increased tariffs or resultant trade wars could lead to significant increases in the costs of finished goods and raw materials, including finished goods produced at our Green Giant frozen vegetable manufacturing facility in Irapuato, Mexico, certain raw material vegetables we procure in Mexico for production in the United States, and the cost of steel cans and lids used for certain of our products, which could have a material adverse effect on our business, consolidated financial position, results of operation or liquidity. Although most of the Green Giant vegetable products that we sell to customers in Canada are grown and produced in Canada, any retaliatory tariffs imposed by Canada or any “buy Canadian” campaigns in response to U.S. tariffs could have an adverse impact on our sales to customers in Canada for any of our products that are not produced in Canada. In addition, if allowed to become or remain effective, these or any new or increased tariffs could also negatively affect U.S national or regional economies or lead to increased inflation or a recession, which also could have a material adverse effect on our business, consolidated financial position, results of operation or liquidity.

Fluctuations in Currency Exchange Rates. Our foreign sales are primarily to customers in Canada. Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars. During fiscal 2024 and fiscal 2023, our net sales to customers in Canada represented approximately 7.5% and 7.1%, respectively, of our total net sales. We also purchase certain raw materials from foreign suppliers. For example, we purchase a significant majority of our maple syrup requirements from suppliers in Québec, Canada. These purchases are made in Canadian dollars. A weakening of the U.S. dollar against the Canadian dollar would significantly increase our costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar. These increased costs would not be fully offset by the positive impact the change in the relative strength of the Canadian dollar versus the U.S. dollar would have on our net sales in Canada. Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars, with one exception being certain purchases of raw materials in Mexico that are denominated in Mexican pesos. In addition, we operate a frozen vegetable manufacturing facility in Irapuato, Mexico and as a result are exposed to fluctuations in the Mexican peso. A weakening of the U.S. dollar in relation to the Mexican peso would significantly increase our costs relating to the purchase of raw materials and the production of frozen vegetable products to the extent we have not purchased Mexican pesos or otherwise entered into hedging arrangements in advance of the weakening of the U.S. dollar. As a result, certain revenues and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations, and these fluctuations may have an adverse impact on operating results. For example, our results of operations from our Green Giant frozen operations in Mexico were negatively impacted during fiscal 2023 and fiscal 2024 as a result of the Mexican peso appreciating against the U.S. dollar, and may continue to be negatively impacted during fiscal 2025.

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

Segment Reporting

During the first quarter of 2024, we reorganized our reporting structure, leading to a change of our operating and reportable segments. This change stemmed from our recent formation and the evolution of our four business units, which are: Specialty, Meals, Frozen & Vegetables, and Spices & Flavor Solutions. Previously, we had operated under a single operating and reportable segment. See Note 17, “Business Segment Information,” to our consolidated financial statements in Part II, Item 8 of this report for more information about our four business segments.

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

The annual goodwill impairment testing is performed by estimating the fair value of each of our four reporting units based on discounted cash flows that reflect certain third-party market value indicators. We estimate the fair value of the indefinite-lived intangible assets primarily using the discounted cash flows method. We also consider other market-based valuation approaches, including market multiples and observable market indicators, to corroborate the results of our discounted cash flow analysis and further support fair value conclusions. These valuation methods reflect certain third-party market value indicators.

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

As of December 28, 2024, we had $548.2 million of goodwill and $1,117.4 million of indefinite-lived intangible assets recorded in our consolidated balance sheet. Following material impairments we recorded to goodwill and indefinite-lived intangible trademark assets in fiscal 2024, 2023 and 2022, none of our indefinite-lived intangible assets had a book value in excess of their calculated fair values and the percentage excess of the aggregate calculated fair value over the aggregate book value was approximately 308.9%. However, materially different assumptions regarding the future performance of our businesses or discount rates could result in significant additional impairment losses. For example, if future revenues and contributions to our operating results for any of our brands or operating segments, including recently impaired brands and newly acquired brands, deteriorate, at rates in excess of our current projections, we may be required to record additional non-cash impairment charges to certain intangible assets. In addition, any significant decline in our market capitalization or changes in discount rates, even if due to macroeconomic factors, could put pressure on the carrying value of our goodwill or the goodwill of any of our operating segments. A determination that all or a portion of our goodwill or indefinite-lived intangible assets are impaired, although a non-cash charge to operations, could have a material adverse effect on our business, consolidated financial condition and results of operations.

The table below sets forth the book value as of December 28, 2024 of the indefinite-lived trademarks for each of our brands whose net sales equaled or exceeded 3% of our fiscal 2024 or fiscal 2023 net sales and for “all other brands” in the aggregate (in thousands):

December 28, 2024
Brand:
Crisco	$320,407
Dash	189,000
Spices & Seasonings(1)	65,200
Ortega	32,339
Green Giant	31,660
Cream of Wheat	27,000
Clabber Girl(2)	19,600
Maple Grove Farms of Vermont	11,627
All other brands	420,534
Total indefinite-lived trademarks	$1,117,367
(1)	The spices & seasonings acquisition was completed on November 21, 2016. Includes trademark values for multiple brands acquired as part of the acquisition.
(2)	The Clabber Girl acquisition was completed on May 15, 2019. Includes trademark values for multiple brands acquired as part of the acquisition.

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

For a further discussion of our annual impairment testing of goodwill and indefinite-lived intangible assets (trademarks) and the material non-cash impairment charges to goodwill and indefinite-lived intangible trademark assets that we recorded in fiscal 2024, 2023 and 2022, see Note 2(g), “Summary of Significant Accounting Policies—Goodwill and Other Intangible Assets” and Note 6, “Goodwill and Other Intangible Assets” to our consolidated financial statements in Part II, Item 8 of this report.

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

See “U.S. Tax Act” below for a discussion of the U.S. Tax Cuts and Jobs Act of 2017, which we refer to as the “U.S. Tax Act,” and the impact it has had, and may have, on our business and financial results.

Pension Expense

We maintain four company-sponsored defined benefit pension plans covering approximately 21.3% of our employees. Our funding policy for company-sponsored defined benefit pension plans is to contribute annually not less than the amount recommended by our actuaries. The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates, employee-related demographic factors, such as turnover, retirement age and mortality, and the rate of salary increases. Certain assumptions reflect our historical experience and management’s best judgment regarding future expectations. Due to the significant management judgment involved, our assumptions could have a material impact on the measurement of our pension expenses and obligations. We review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans, which exceed the amounts required by statute. We made contributions to our company-sponsored pension plans of $2.5 million in each of fiscal 2024 and fiscal 2023. Changes in interest rates and the market value of the securities held by the plans could materially change, positively or negatively, the funded status of the plans and affect the level of pension expense and required contributions in fiscal 2025 and beyond.

Our discount rate assumption for our four company-sponsored defined benefit plans changed from 4.75% - 4.81% at December 30, 2023 to 5.41% - 5.50% at December 28, 2024. As a sensitivity measure, a 0.25% decrease or increase in our discount rate would increase or decrease our pension expense by approximately $0.3 million or $0.6 million, respectively. Similarly, a 0.25% decrease or increase in the expected return on pension plan assets would increase or decrease our pension expense by approximately $0.4 million. During fiscal 2025 we expect to make contributions of approximately $2.5 million to our four company-sponsored defined benefit pension plans.

Our withdrawal in 2021 from a multi-employer pension plan relating to a former manufacturing facility requires us to make withdrawal liability payments to the plan of approximately $0.9 million per year for 20 years, which commenced on March 1, 2022. The remaining estimated present value of that liability of $12.3 million is recorded on our consolidated balance sheet as of December 28, 2024.

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

U.S. Tax Act

The Tax Cuts and Jobs Act of 2017, which we refer to as the “U.S. Tax Act,” limits the deduction for net interest expense (including the treatment of depreciation and other deductions in arriving at adjusted taxable income) incurred by a corporate taxpayer to 30% of the taxpayer’s adjusted taxable income. Beginning with fiscal 2022, our adjusted taxable income as computed for purposes of the interest expense deduction limitation is computed after any deduction allowable for depreciation and amortization. As a result, our adjusted taxable income (used to compute the limitation) decreased and we were subject to the interest expense deduction limitation in fiscal 2024 and fiscal 2023, resulting in an increase to taxable income of $110.8 million and $107.7 million, respectively. We expect to continue to be subject to the interest deduction limitation in future years. We have recorded a deferred tax asset of $72.7 million and $46.9 million for fiscal 2024 and fiscal 2023, respectively, related to the interest deduction carryover, without a valuation allowance, as the disallowed interest may be carried forward indefinitely. The increase in our cash taxes resulting from the interest expense deduction limitation was approximately $19.5 million and $25.0 million for fiscal 2024 and fiscal 2023, respectively. We expect to continue to be unable to fully utilize interest expense deductions in fiscal 2025 and future periods, which will negatively impact our cash taxes. In addition, there are various factors that may cause tax assumptions to change in the future, and we may have to record a valuation allowance against these deferred tax assets. See “—Liquidity and Capital Resources—Cash Flows–Cash Income Tax Payments” and Note 10, “Income Taxes,” to our consolidated financial statements in Part II, Item 8 of this report.

The U.S. Treasury issued several regulations supplementing the U.S. Tax Act in 2018, including detailed guidance clarifying the calculation of the mandatory tax on previously unrepatriated earnings, application of the existing foreign tax credit rules to newly created categories and expanding details for application of the base erosion tax on affiliate payments. These regulations are to be applied retroactively and did not materially impact our fiscal 2024 or fiscal 2023 tax rates. See Note 10, “Income Taxes,” to our consolidated financial statements in Part II, Item 8 of this report.

Results of Operations

The following table sets forth the percentages of net sales represented by selected items for fiscal 2024 and fiscal 2023 reflected in our consolidated statements of operations. The comparisons of financial results are not necessarily indicative of future results:

	Fiscal 2024	Fiscal 2023
Statement of Operations Data:
Net sales	100.0%	100.0%
Cost of goods sold	78.2%	77.9%
Gross profit	21.8%	22.1%

Operating expenses:
Selling, general and administrative expenses	9.7%	9.5%
Amortization expense	1.0%	0.9%
Impairment of goodwill	3.7%	—%
Loss on sales of assets	—%	6.8%
Impairment of intangible assets	16.6%	1.0%
Operating (loss) income	(9.2)%	3.9%

Other expenses (income):
Interest expense, net	8.1%	7.4%
Other income	(0.2)%	(0.2)%
Loss before income tax benefit	(17.1)%	(3.3)%
Income tax benefit	(4.1)%	(0.1)%
Net loss	(13.0)%	(3.2)%

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

Impairment of Intangible Assets. Impairment of intangible assets represents a reduction of the carrying value of intangible assets to fair value when the carrying value of the assets is no longer recoverable.

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

A reconciliation of net sales to base business net sales for fiscal 2024 and 2023 follows (in thousands):

	Fiscal 2024	Fiscal 2023
Net sales	$1,932,454	$2,062,313
Net sales from discontinued or divested brands(1)	106	(64,333)
Base business net sales	$1,932,560	$1,997,980
(1)	For fiscal 2023, reflects net sales of the Green Giant U.S. shelf -stable product line, which was divested on November 8, 2023, partially offset by a net credit paid to customers relating to discontinued brands. For fiscal 2024, reflects a net credit paid to customers relating to discontinued and divested brands.

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

Management believes that it is useful to eliminate these items because it allows management to focus on what it deems to be a more reliable indicator of ongoing operating performance and our ability to generate cash flow from operations. We use EBITDA and adjusted EBITDA in our business operations to, among other things, evaluate our operating performance, develop budgets and measure our performance against those budgets, determine employee bonuses and evaluate our cash flows in terms of cash needs. We also present EBITDA and adjusted EBITDA because we believe they are useful indicators of our historical debt capacity and ability to service debt and because covenants in our credit agreement, our senior secured notes indenture and our senior notes indenture contain ratios based on these measures. As a result, reports used by internal management during monthly operating reviews feature the EBITDA and adjusted EBITDA metrics. However, management uses these metrics in conjunction with traditional GAAP operating performance and liquidity measures as part of its overall assessment of company performance and liquidity, and therefore does not place undue reliance on these measures as its only measures of operating performance and liquidity.

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

Reconciliations of net loss and net cash provided by operating activities to EBITDA and adjusted EBITDA for fiscal 2024 and fiscal 2023 along with the components of EBITDA and adjusted EBITDA follows (in thousands):

	Fiscal 2024	Fiscal 2023
Net loss	$(251,251)	$(66,198)
Income tax benefit	(79,258)	(935)
Interest expense, net(1)	157,447	151,333
Depreciation and amortization	68,614	69,620
EBITDA	(104,448)	153,820
Acquisition/divestiture-related and non-recurring expenses(2)	8,938	5,877
Impairment of goodwill(3)	70,580	—
Loss on sales of assets(4)	135	137,798
Impairment of property, plant and equipment, net	208	—
Impairment of intangible assets(5)	320,000	20,500
Adjusted EBITDA	$295,413	$317,995

	Fiscal 2024	Fiscal 2023
Net cash provided by operating activities	$130,914	$247,759
Income tax benefit	(79,258)	(935)
Interest expense, net(1)	157,447	151,333
Impairment of goodwill(3)	(70,580)	—
(Loss) gain on extinguishment of debt(1)	(2,126)	911
Loss on sales of assets and impairment of property, plant and equipment(4)	(558)	(138,523)
Deferred income taxes	99,107	26,395
Amortization of deferred debt financing costs and bond discount/premium	(5,928)	(7,510)
Share-based compensation expense	(8,664)	(7,191)
Changes in assets and liabilities, net of effects of business combinations	(4,802)	(97,919)
Impairment of intangible assets(5)	(320,000)	(20,500)
EBITDA	(104,448)	153,820
Acquisition/divestiture-related and non-recurring expenses(2)	8,938	5,877
Impairment of goodwill(3)	70,580	—
Loss on sales of assets(4)	135	137,798
Impairment of property, plant and equipment, net	208	—
Impairment of intangible assets(5)	320,000	20,500
Adjusted EBITDA	$295,413	$317,995

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

A reconciliation of net loss to adjusted net income and adjusted diluted earnings per share for fiscal 2024 and fiscal 2023, along with the components of adjusted net income and adjusted diluted earnings per share, follows (in thousands):

	Fiscal 2024	Fiscal 2023
Net loss	$(251,251)	$(66,198)
Loss (gain) on extinguishment of debt(1)	2,126	(911)
Debt financing costs(6)	1,140	—
Acquisition/divestiture-related and non-recurring expenses(2)	8,938	5,877
Impairment of goodwill(3)	70,580	—
Loss on sales of assets(4)	135	137,798
Accelerated amortization of deferred debt financing costs(7)	456	—
Impairment of intangible assets(5)	320,000	20,500
Impairment of property, plant and equipment, net	208	—
Tax adjustment related to Back to Nature divestiture(8)	—	14,736
Tax true-ups(9)	2,282	—
Tax effects of non-GAAP adjustments(10)	(98,876)	(37,925)
Adjusted net income	$55,738	$73,877
Adjusted diluted earnings per share	$0.70	$0.99
(1)	Net interest expense for fiscal 2024 includes a loss on extinguishment of debt of $2.1 million (or $1.6 million, net of tax), $1.3 million of which relates to the refinancing of tranche B term loans and $0.6 million of which relates to the refinancing of revolving credit loans during the third quarter of 2024, and $0.2 million of which relates to the redemption in full of our then remaining outstanding 5.25% senior notes due 2025 during the fourth quarter of 2024.

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

(2)	Acquisition/divestiture-related and non-recurring expenses primarily include acquisition, integration and divestiture related expenses for prior and potential future acquisitions and divestitures, and non-recurring expenses.
(3)	In connection with our transition from one reportable segment to four reportable segments during the first quarter of 2024, we reassigned assets and liabilities, including goodwill, between four reporting units (which are the same as our reportable segments). We completed a goodwill impairment test, both prior to and subsequent to the change in reporting structure, comparing the fair values of the reporting units to the carrying values. The goodwill impairment test resulted in us recognizing pre-tax, non-cash goodwill impairment charges of $70.6 million (or $53.4 million, net of tax) within our Frozen & Vegetables reporting unit during the first quarter of 2024. See Note 6, “Goodwill and Other Intangible Assets,” and Note 17, “Business Segment Information,” to our consolidated financial statements in Part II, Item 8 of this report.
(4)	In connection with the divestiture of our Green Giant U.S. shelf-stable product line during the fourth quarter of 2023, we recorded a loss on sale of $137.7 million (or $104.0 million, net of tax) during fiscal 2023 and an additional $0.1 million during the first quarter of fiscal 2024.

On the first business day of fiscal 2023, we completed the Back to Nature divestiture and we recorded a loss on the sale of $0.1 million.

(5)	During the fourth quarter of 2024, we recorded pre-tax, non-cash impairment charges of $320.0 million (or $241.6 million, net of tax) related to intangible trademark assets for the Green Giant, Victoria, Static Guard and McCann’s brands.

During the fourth quarter of 2023, we recorded pre-tax, non-cash impairment charges of $20.5 million (or $15.5 million, net of tax) related to intangible trademark assets for the Baker’s Joy, Molly McButter, Sugar Twin, and New York Flatbreads brands. We partially impaired the Baker’s Joy and Sugar Twin brands, and we fully impaired the Molly McButter and New York Flatbreads brands.

(6)	Debt financing costs for fiscal 2024 reflects the portion of debt financing costs incurred in connection with the refinancing of our senior secured credit facility that is included in net interest expense for fiscal 2024. Of the $1.1 million (or $0.9 million, net of tax) included in net interest expense for fiscal 2024, $0.7 million relates to the refinancing of revolving credit loans and $0.4 million relates to the refinancing of tranche B term loans.

(7)	Net interest expense for fiscal 2024 includes the accelerated amortization of deferred debt financing costs of $0.5 million (or $0.3 million, net of tax), resulting from our prepayment of $21.3 million aggregate principal amount of tranche B term loans and repurchase of $0.7 million aggregate principal amount of 8.00% senior secured notes due 2028 during the second quarter of 2024.
(8)	As a result of the Back to Nature divestiture, we incurred a capital loss for tax purposes, for which we recorded a deferred tax asset during the first quarter of 2023. A valuation allowance has been recorded against this deferred tax asset, which negatively impacted our first quarter of 2023 income taxes by $14.7 million, or $0.21 per share.
(9)	Tax true-up for fiscal 2024 relates to return to provision adjustments in the U.S., Mexico and Canada.
(10)	Represents the tax effects of the non-GAAP adjustments listed above, assuming a tax rate of 24.5%.

Segment Adjusted EBITDA and Segment Adjusted Expenses. For a discussion of segment adjusted EBITDA, segment adjusted expenses and a reconciliation of segment adjusted EBITDA to net loss, see Note 17, “Business Segment Information,” to our consolidated financial statements in Part II, Item 8 of this report.

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

A reconciliation of gross profit to adjusted gross profit and gross profit percentage to adjusted gross profit percentage for fiscal 2024 and 2023 follows (in thousands, except percentages):

	Fiscal Year Ended
	Fiscal 2024	Fiscal 2023
Gross profit	$421,950	$455,521
Acquisition/divestiture-related expenses and non-recurring expenses included in cost of goods sold(1)	5,979	2,921
Adjusted gross profit	$427,929	$458,442

Gross profit percentage	21.8%	22.1%
Acquisition/divestiture-related expenses and non-recurring expenses included in cost of goods sold as a percentage of net sales	0.3%	0.1%
Adjusted gross profit percentage	22.1%	22.2%
(1)	Acquisition/divestiture-related expenses and non-recurring expenses included in cost of goods sold primarily include acquisition, integration and divestiture-related expenses for prior and potential future acquisitions and divestitures, and non-recurring expenses.

Fiscal 2024 Compared to Fiscal 2023

Net Sales. Net sales for fiscal 2024 decreased $129.8 million, or 6.3%, to $1,932.5 million from $2,062.3 million for fiscal 2023. The decrease was primarily attributable to a decrease in base business net sales and the Green Giant U.S. shelf-stable divestiture. Net sales of the Green Giant U.S. shelf-stable product line, which we divested on November 8, 2023, were $64.4 million in fiscal 2023.

Base business net sales for fiscal 2024 decreased $65.4 million, or 3.3%, to $1,932.6 million from $1,998.0 million for fiscal 2023. The decrease in base business net sales was driven by a decrease in unit volume of $51.1 million, or 2.6%, a decrease in net pricing and the impact of product mix of $13.4 million, or 0.7% of base business net sales, and the negative impact of foreign currency of $0.9 million.

Gross Profit. Gross profit was $422.0 million for fiscal 2024, or 21.8% of net sales. Adjusted gross profit, which excludes the negative impact of $6.0 million of acquisition/divestiture-related expenses and non-recurring expenses included in cost of goods sold during fiscal 2024, was $427.9 million, or 22.1% of net sales. Gross profit was $455.5 million for fiscal 2023, or 22.1% of net sales. Adjusted gross profit, which excludes the negative impact of

$2.9 million of acquisition/divestiture-related expenses and non-recurring expenses included in cost of goods sold during fiscal 2023, was $458.4 million, or 22.2% of net sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $7.9 million, or 4.1%, to $188.1 million for fiscal 2024 from $196.0 million for fiscal 2023. The decrease was composed of decreases in consumer marketing expenses of $4.7 million, selling expenses of $3.9 million and warehousing expenses of $2.3 million, partially offset by increases in general and administrative expenses of $2.8 million and acquisition/divestiture-related and non-recurring expenses of $0.2 million. Expressed as a percentage of net sales, selling, general and administrative expenses increased by 0.2 percentage points to 9.7% for fiscal 2024, as compared to 9.5% for fiscal 2023.

Amortization Expense. Amortization expense decreased $0.4 million to $20.4 million for fiscal 2024 from $20.8 million for fiscal 2023.

Impairment of Goodwill. In connection with our transition from one reportable segment to four reportable segments during the first quarter of 2024, we reassigned assets and liabilities, including goodwill, between four reporting units (which are the same as our reportable segments) and completed a goodwill impairment test, both prior to and subsequent to the change, comparing the fair values of the reporting units to the carrying values. The goodwill impairment test resulted in us recognizing pre-tax, non-cash goodwill impairment charges of $70.6 million within our Frozen & Vegetables reporting segment during the first quarter of 2024. See Note 6, “Goodwill and Other Intangible Assets,” and Note 17, “Business Segment Information,” to our consolidated financial statements in Part II, Item 8 of this report.

Loss on Sales of Assets. In connection with the divestiture of our Green Giant U.S. shelf-stable product line during fiscal 2023, we recorded a loss on sale of $137.7 million during fiscal 2023 and an additional $0.1 million during the first quarter of fiscal 2024.

During the first quarter of 2023, we completed the Back to Nature divestiture and we recorded a loss on the sale of $0.1 million. See Note 3, “Acquisitions and Divestitures,” to our consolidated financial statements in Part II, Item 8 of this report.

Impairment of Intangible Assets. During fiscal 2024, we recorded pre-tax, non-cash impairment charges of $320.0 million related to intangible trademark assets for our Green Giant, Victoria, Static Guard and McCann’s brands. The impairment charges were driven by our projections for reduced net sales and lower margins for the brands due to, among other factors, ongoing challenges in the consumer packaged foods industry, particularly within the frozen and shelf-stable vegetable categories, which have faced both declining consumer demand and cost pressures. Additionally, unfavorable weather conditions in key growing regions where we source many of our products, along with the impact of unfavorable foreign exchange rates, have led to significantly higher costs, further impacting brand valuations.

During fiscal 2023, we recorded pre-tax, non-cash impairment charges of $20.5 million related to intangible trademark assets for our Baker’s Joy, Molly McButter, Sugar Twin and New York Flatbreads brands, due primarily to our projections for reduced net sales and lower margins for the brands.

See Note 6, “Goodwill and Other Intangible Assets” to our consolidated financial statements for a more detailed description of the impairment of intangible assets in fiscal 2024 and fiscal 2023.

Operating (Loss) Income. As a result of the foregoing, operating (loss) income decreased $257.7 million, or 320.4%, to an operating loss of $177.3 million for fiscal 2024 from an operating income of $80.4 million for fiscal 2023. Operating (loss) income expressed as a percentage of net sales decreased to 9.2% in fiscal 2024 from 3.9% in fiscal 2023.

Net Interest Expense. Net interest expense increased $6.1 million, or 4.0%, to $157.4 million for fiscal 2024 from $151.3 million for fiscal 2023. The increase was primarily attributable to higher blended interest rates on our long-term debt during fiscal 2024 compared to fiscal 2023, partially offset by a reduction in average long-term debt outstanding during fiscal 2024 compared to fiscal 2023. Net interest expense during fiscal 2024 was negatively impacted by a non-cash loss on extinguishment of debt of $2.1 million and debt refinancing costs of $1.1 million related to the refinancing of our senior secured credit facility, and the accelerated amortization of deferred debt financing costs of $0.5 million resulting from the retirement of long-term debt during fiscal 2024. In addition, net interest expense for fiscal 2023 was reduced by $0.9 million as a result of a net gain on extinguishment of debt, net of the accelerated amortization of deferred debt financing costs, related to our repurchase of a portion of our then outstanding 5.25% senior notes due 2025.

Other Income. Other income for fiscal 2024 and fiscal 2023 reflects the expected return on pension plan assets and the amortization of unrecognized gain less the interest cost on the projected benefit obligation of $4.2 million and $3.8 million, respectively.

Income Tax Benefit. Income tax benefit increased $78.4 million to $79.3 million for fiscal 2024 from $0.9 million for fiscal 2023, and our effective tax rate increased from 1.4% to 24.0%. The increase in income tax benefit and the increase in effective tax rate were primarily due to higher pre-tax loss, as described above, which created a higher deferred tax future benefit compared to the prior year. See “U.S. Tax Act” above for a discussion of the impact of the tax legislation on income tax benefit.

Fiscal 2023 Compared to Fiscal 2022

For a discussion of fiscal 2023 compared to fiscal 2022, please refer to our 2023 Annual Report on Form 10-K, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, filed with the SEC on February 28, 2024.

Business Segment Operating Results

Effective the first quarter of 2024, we operate in four business segments: Specialty, Meals, Frozen & Vegetables, and Spices & Flavor Solutions. See Note 17, “Business Segment Information,” to our consolidated financial statements in Part II, Item 8 of this report for a description of our business segments and for a reconciliation of segment adjusted EBITDA to net loss.

Specialty Segment Results. Specialty segment results were as follows (dollars in thousands):

	Fiscal Year				Fiscal Year
	Ended				Ended
	December 28,	December 30,			December 30,	December 31,
	2024	2023	$ Change	% Change	2023	2022	$ Change	% Change
Specialty segment net sales	$679,076	$722,429	$(43,353)	(6.0)%	$722,429	$773,295	$(50,866)	(6.6)%
Specialty segment adjusted expenses	508,939	552,016	(43,077)	(7.8)%	552,016	636,643	(84,627)	(13.3)%
Specialty segment adjusted EBITDA	$170,137	$170,413	$(276)	(0.2)%	$170,413	$136,652	$33,761	24.7%

For fiscal 2024 compared to fiscal 2023, the decrease in Specialty segment net sales was primarily due to lower Crisco pricing, driven by decreased commodity costs, coupled with modest declines in volumes across the Specialty business unit in the aggregate. Specialty segment adjusted EBITDA was essentially flat primarily due to lower net sales, mostly offset by decreased costs in certain raw materials and favorable product mix.

For fiscal 2023 compared to fiscal 2022, the decrease in Specialty segment net sales was primarily due to the Back to Nature divestiture (which negatively impacted net sales versus the prior year period by $46.3 million) and a decrease in volumes across the Specialty business unit in the aggregate, partially offset by an increase in net pricing and product mix. The increase in Specialty segment adjusted EBITDA was primarily due to an increase in net pricing relative to input costs as compared to fiscal 2022, the moderation of input cost inflation and lower transportation and warehousing costs, partially offset by a decrease in net sales and the Back to Nature divestiture.

Meals Segment Results. Meals segment results were as follows (dollars in thousands):

	Fiscal Year				Fiscal Year
	Ended				Ended
	December 28,	December 30,			December 30,	December 31,
	2024	2023	$ Change	% Change	2023	2022	$ Change	% Change
Meals segment net sales	$462,397	$477,567	$(15,170)	(3.2)%	$477,567	$484,863	$(7,296)	(1.5)%
Meals segment adjusted expenses	361,344	374,521	(13,177)	(3.5)%	374,521	388,235	(13,714)	(3.5)%
Meals segment adjusted EBITDA	$101,053	$103,046	$(1,993)	(1.9)%	$103,046	$96,628	$6,418	6.6%

For fiscal 2024 compared to fiscal 2023, the decrease in Meals segment net sales was primarily due to a decrease in volumes across the Meals business unit in the aggregate, partially offset by an increase in net pricing and product mix. The decrease in Meals segment adjusted EBITDA was primarily due to a decrease in net sales.

For fiscal 2023 compared to fiscal 2022, the decrease in Meals segment net sales was primarily due to a decrease in volumes across the Meals business unit in the aggregate, partially offset by an increase in net pricing and product mix. The increase in Meals segment adjusted EBITDA was primarily due to an increase in net pricing relative to input costs as compared to fiscal 2022, the moderation of input cost inflation and lower transportation and warehousing costs, partially offset by a decrease in net sales.

Frozen & Vegetables Segment Results. Frozen & Vegetables segment results were as follows (dollars in thousands):

	Fiscal Year				Fiscal Year
	Ended				Ended
	December 28,	December 30,			December 30,	December 31,
	2024	2023	$ Change	% Change	2023	2022	$ Change	% Change
Frozen & Vegetables segment net sales	$395,785	$473,570	$(77,785)	(16.4)%	$473,570	$526,386	$(52,816)	(10.0)%
Frozen & Vegetables segment adjusted expenses	386,263	446,482	(60,219)	(13.5)%	446,482	480,054	(33,572)	(7.0)%
Frozen & Vegetables segment adjusted EBITDA	$9,522	$27,088	$(17,566)	(64.8)%	$27,088	$46,332	$(19,244)	(41.5)%

For fiscal 2024 compared to fiscal 2023, the decrease in Frozen & Vegetables segment net sales was primarily due to the Green Giant U.S. shelf-stable divestiture (which negatively impacted net sales versus the prior year period by $64.5 million), a decrease in net pricing and a decline in volumes. The decrease in Frozen & Vegetables segment adjusted EBITDA was primarily due to the negative impact of foreign currency on Green Giant raw material and manufacturing costs, an increase in raw material costs, the Green Giant U.S. shelf-stable divestiture and a decrease in net sales.

For fiscal 2023 compared to fiscal 2022, the decrease in Frozen & Vegetables segment net sales was primarily due to the Green Giant U.S. shelf-stable divestiture (which negatively impacted net sales versus the prior year period by $24.6 million) and a decrease in volumes across the Frozen & Vegetables business unit in the aggregate, partially offset by an increase in net pricing and product mix. The decrease in Frozen & Vegetables segment adjusted EBITDA was primarily due to the Green Giant U.S. shelf-stable divestiture and a decrease in net sales.

Spices & Flavor Solutions Segment Results. Spices & Flavor Solutions segment results were as follows (dollars in thousands):

	Fiscal Year				Fiscal Year
	Ended				Ended
	December 28,	December 30,			December 30,	December 31,
	2024	2023	$ Change	% Change	2023	2022	$ Change	% Change
Spices & Flavor Solutions segment net sales	$395,196	$388,747	$6,449	1.7%	$388,747	$378,456	$10,291	2.7%
Spices & Flavor Solutions segment adjusted expenses	284,348	276,502	7,846	2.8%	276,502	274,433	2,069	0.8%
Spices & Flavor Solutions segment adjusted EBITDA	$110,848	$112,245	$(1,397)	(1.2)%	$112,245	$104,023	$8,222	7.9%

For fiscal 2024 compared to fiscal 2023, the increase in Spices & Flavor Solutions segment net sales was primarily due to increased volumes across the Spices & Flavor Solutions business unit in the aggregate, partially offset by lower net pricing and product mix. The decrease in Spices & Flavor Solutions segment adjusted EBITDA was primarily due to increases in trade spending, the impact of product mix, and increases in raw material costs, partially offset by an increase in net sales.

For fiscal 2023 compared to fiscal 2022, the increase in Spices & Flavor Solutions segment net sales was primarily due to increased volumes across the Spices & Flavor Solutions business unit in the aggregate and an increase in net pricing and product mix. The increase in Spices & Flavor Solutions segment adjusted EBITDA was primarily due to an increase in volumes, an increase in pricing relative to input costs as compared to fiscal 2022, the moderation of input cost inflation and lower transportation and warehousing costs.

Unallocated Corporate Items. Unallocated corporate expenses increased $1.3 million, or 1.4% in fiscal 2024 to $96.1 million from $94.8 million for fiscal 2023. Unallocated corporate expenses increased $12.1 million, or 14.7% in fiscal 2023 to $94.8 million from $82.7 million for fiscal 2022, primarily due to an increase in selling, general and administrative expenses.

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

Cash Flows

Net Cash Provided by Operating Activities. Net cash provided by operating activities decreased $116.9 million to $130.9 million for fiscal 2024 from $247.8 million for fiscal 2023. The decrease was largely due to a reduction in net sales and unfavorable working capital comparisons in fiscal 2024 compared to fiscal 2023, primarily related to inventories, trade accounts receivable, other assets, and accrued expenses and lease liabilities, partially offset by favorable working capital comparisons related to other liabilities and prepaid expenses and other current assets.

Net Cash (Used in) Provided by Investing Activities. For fiscal 2024, net cash used in investing activities was $27.7 million, primarily reflecting $27.3 million of capital expenditures. For fiscal 2023, net cash provided by investing activities was $81.6 million, primarily reflecting the sales proceeds received from the Back to Nature and Green Giant U.S. shelf-stable divestitures of $107.3 million, partially offset by $25.7 million of capital expenditures.

Net Cash Used in Financing Activities. Net cash used in financing activities decreased $240.7 million to $93.0 million for fiscal 2024 from $333.7 million for fiscal 2023.

For fiscal 2024, net cash used in financing activities primarily reflects redemptions and repurchases of 5.25% senior notes due 2025 of $266.1 million, net prepayments of term loan borrowings of $78.6 million, dividend payments of $60.0 million and debt refinancing costs of $12.6 million, partially offset by gross proceeds from the issuance of additional 8.00% senior secured notes due 2028 of $250.0 million and a net increase in revolving loan borrowings of $75.0 million.

For fiscal 2023, net cash used in financing activities primarily reflects redemptions and repurchases of 5.25% senior notes due 2025 of $632.4 million, net prepayments of term loan borrowings of $143.0 million, net prepayments of revolving loan borrowings of $112.5 million, dividend payments of $56.0 million and debt refinancing costs of $11.7 million, partially offset by gross proceeds from the issuance of 8.00% senior secured notes due 2028 of $550.0 million and net proceeds from the issuance of common stock under our ATM equity offering program of $73.8 million.

Cash Income Tax Payments. We made net cash tax payments of approximately $21.2 million and $24.8 million during fiscal 2024 and fiscal 2023, respectively. We believe that we will realize a benefit to our cash taxes payable from amortization of our trademarks, goodwill and other intangible assets for the taxable years 2025 through 2038. See “U.S. Tax Act” above for a discussion of the impact and expected impact of the U.S. Tax Act on our cash income tax payments, including the impact the U.S. Tax Act had in fiscal 2024 and fiscal 2023 and is expected to have in fiscal 2025 and beyond on our interest expense deductions and our cash taxes. If there is a change in U.S. federal tax policy or, in the case of the interest deduction, a change in our net interest expense relative to our adjusted taxable income that eliminates, limits or reduces our ability to amortize and deduct goodwill and certain intangible assets or the interest deduction we receive on our substantial indebtedness, or otherwise that reduces any of these available deductions or results in an increase in our corporate tax rate, our cash taxes payable may increase further, which could significantly reduce our future liquidity and impact our ability to make interest and dividend payments and have a material adverse effect on our business, consolidated financial condition, results of operations and liquidity.

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

Debt

See Note 7, “Long-Term Debt,” to our consolidated financial statements in Part II, Item 8 of this report for a description of our senior secured credit agreement, including our revolving credit facility and tranche B term loans, our 5.25% senior notes due 2027 and our 8.00% senior secured notes due 2028.

Equity

See Note 11, “Capital Stock,” to our consolidated financial statements in Part II, Item 8 of this report.

Future Capital Needs

We are highly leveraged. On December 28, 2024, the aggregate principal amount of our long-term debt (including current portion) of $2,044.3 million, net of our cash and cash equivalents of $50.6 million, was $1,993.7 million. Stockholders’ equity as of that date was $524.8 million.

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

We expect to make capital expenditures of approximately $35.0 million to $40.0 million in the aggregate during fiscal 2025. Our projected capital expenditures for fiscal 2025 primarily relate to asset sustainability projects, cost savings initiatives, information technology systems (hardware and software), including cybersecurity, and environmental compliance.

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

Supplemental Financial Information about B&G Foods and Guarantor Subsidiaries

As further discussed in Note 7, “Long-Term Debt,” to our consolidated financial statements in Part II, Item 8 of this report, our obligations under the 5.25% senior notes due 2027, and the 8.00% senior secured notes due 2028 are jointly and severally and fully and unconditionally guaranteed on a senior basis by all of our existing and certain future domestic subsidiaries, which we refer to in this section as the guarantor subsidiaries. Our foreign subsidiaries are not guarantors, and any future foreign or partially owned domestic subsidiaries will not be guarantors, of the 5.25% senior notes due 2027, or the 8.00% senior secured notes due 2028. In this section, we refer to these foreign subsidiaries and future foreign or partially owned domestic subsidiaries as the non-guarantor subsidiaries. See Note 7, “Long-Term Debt” to our consolidated financial statements in Part II, Item 8 of this report.

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

The 8.00% senior secured notes due 2028 are our senior secured obligations. The 8.00% senior secured notes due 2028 have the same guarantors as our credit agreement. The 8.00% senior secured notes due 2028 and the related guarantees are secured by, subject to permitted liens, first-priority security interests in certain collateral (which generally includes most of our and our guarantors’ right or interest in or to property of any kind, except for our and our guarantors’ real property and certain intangible assets), which assets also secure (and will continue to secure) our credit agreement on a pari passu basis. Pursuant to the terms of the applicable indenture, the related collateral agreement and an intercreditor agreement, the 8.00% senior secured notes due 2028 and the guarantees rank (1) pari passu (equally and ratably) in right of payment to all of our and the guarantors’ existing and future senior debt, including existing and future senior debt under our existing or any future senior secured credit agreement (including the term loan borrowings under our existing senior secured credit facility, any obligations under our existing revolving credit facility and all other borrowings and obligations under our credit agreement), (2) effectively senior in right of payment to our and such guarantors’ existing and future senior unsecured debt, including our 5.25% senior notes due 2027 to the extent of the value of the collateral, (3) effectively junior to our and the guarantors’ future secured debt, secured by assets that do not constitute collateral, to the extent of the value of the collateral securing such debt, (4) senior in right of payment to our and such guarantors’ other existing and future subordinated debt and (5) structurally subordinated to all existing and future indebtedness and other liabilities of our subsidiaries that do not guarantee the 8.00% senior secured notes due 2028.

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

The following tables present summarized unaudited financial information on a combined basis for B&G Foods and each of the guarantor subsidiaries described above after elimination of (1) intercompany transactions and balances among B&G Foods and the guarantor subsidiaries and (2) investments in any subsidiary that is a non-guarantor (in thousands):

	December 28,	December 30,
	2024	2023
Current assets(1)	$690,367	$711,926
Non-current assets	2,146,552	2,577,910
Current liabilities(2)	224,344	239,904
Non-current liabilities	$2,230,946	$2,365,338
(1)	Current assets includes amounts due from non-guarantor subsidiaries of $50.2 million and $53.6 million as of December 28, 2024 and December 30, 2023, respectively.
(2)	Current liabilities includes amounts due to non-guarantor subsidiaries of $13.0 million and $6.6 million as of December 28, 2024 and December 30, 2023, respectively.

	Fiscal 2024	Fiscal 2023
Net sales	$1,797,627	$1,930,634
Gross profit	410,388	454,979
Operating (loss) income	(195,693)	79,610
Loss before income taxes	(348,969)	(67,941)
Net loss	$(263,903)	$(64,102)

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

Changes in interest rates impact our fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas for variable rate debt, a change in the interest rates will impact interest expense and cash flows. At December 28, 2024, we had $1,349.3 million of fixed rate debt and $695.0 million of variable rate debt.

Based upon our principal amount of long-term debt outstanding at December 28, 2024, a hypothetical 1.0% increase or decrease in interest rates would have affected our annual interest expense by approximately $7.0 million.

For more information, see Note 7, “Long-Term Debt,” to our consolidated financial statements in Part II, Item 8 of this report.

The information in Note 8, “Fair Value Measurements,” to our consolidated financial statements in Part II, Item 8 of this report is incorporated herein by reference.

Foreign Currency Risk. The information under the heading “Fluctuations in Currency Exchange Rates” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated herein by reference.

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

Item 8. Financial Statements and Supplementary Data.

The consolidated balance sheets at December 28, 2024 and December 30, 2023 and the consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for fiscal 2024, 2023 and 2022 and related notes are set forth below.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

B&G Foods, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of B&G Foods, Inc. and subsidiaries (the Company) as of December 28, 2024 and December 30, 2023, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022, and the related notes and the schedule of valuation and qualifying accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2024 and December 30, 2023, and the results of its operations and its cash flows for each of the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment of the carrying values of certain indefinite-lived intangible assets

As discussed in Notes 2 and 6 to the consolidated financial statements, the Company had $1,117.4 million of indefinite-lived trademark assets as of December 28, 2024. The Company performs indefinite-lived intangible assets impairment testing as of the last day of each fiscal year. The Company tests the indefinite-lived intangible assets by comparing the fair value with the carrying value and recognizes a loss for the difference. The Company estimates the fair value of the indefinite-lived intangible assets primarily using the discounted cash flows method. The Company also considers other market-based valuation approaches, including market multiples and observable market indicators, to corroborate the results of its discounted cash flow analysis and further support fair value conclusions. Based upon the analysis performed, the Company recognized impairment charges on certain indefinite-lived intangible assets of $320.0 million during the year ended December 28, 2024.

We identified the evaluation of the carrying value of certain indefinite-lived intangible assets as a critical audit matter. Subjective auditor judgement was required to evaluate certain assumptions, including the forecasted sales growth rates, terminal growth rate, margins and discount rate assumptions used in the discounted cash flows method and the market indicators used in the market-based valuation approach to calculate the fair value of certain indefinite-lived intangible assets. In addition, minor changes to these assumptions would have a significant effect on the Company’s assessment of the carrying value of the indefinite-lived intangible assets.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s indefinite- lived intangible asset impairment assessment process, including controls related to the determination of the fair value of the indefinite-lived intangible assets, related forecasted sales growth rates, including terminal growth rate, margins, determination of the discount rate, and consideration of the market indicators. We evaluated the Company’s forecasted sales growth rates and margins by comparing them to historical actual results of the Company and other industry data, as applicable. In addition, we compared the Company’s historical sales forecasts and margins to actual results. For certain trademark assets under assessment, we compared observable market indicators to the fair value determined using the discounted cash flows method. We involved valuation professionals with specialized skill and knowledge, who assisted in:

■ evaluating the Company’s terminal growth rate by comparing to publicly available industry market data and long-term economic growth assumptions

■ evaluating the Company’s discount rate assumptions by comparing it to discount rates that were independently developed using publicly available market data for comparable entities.

Assessment of fair values of the Specialty, Meals, Frozen & Vegetables and Spices & Flavor Solutions reporting units

As discussed in Notes 2 and 6 to the consolidated financial statements, the Company reorganized its reporting structure during the first quarter of 2024 from one reporting unit to four reporting units: Specialty, Meals, Frozen & Vegetables and Spices & Flavor Solutions. The change in reporting structure required the Company to reassign assets and liabilities, including goodwill, among the four reporting units and complete a goodwill impairment test, both prior to and subsequent to the change, comparing the fair values of the reporting units to the carrying values. The Company estimated the fair value of its reporting units using a discounted cash flow analysis that includes annual sales growth rate and discount rate assumptions. As a result of this goodwill impairment test, the Company recognized goodwill impairment charges of $70.6 million within its Frozen & Vegetables reporting unit.

We identified the evaluation of the fair values of the Company’s reporting units as a critical audit matter. Subjective auditor judgment was required to evaluate the forecasted sales growth rates, terminal growth rate and discount rate assumptions used to determine the reporting units’ fair values due to the significant estimation in the assumptions. Specifically, minor changes to these assumptions would have a significant effect on the Company’s assessment of the fair values of the reporting units.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s fair value determination of the reporting units, including controls over the development of the assumptions described above. We evaluated the reporting units’ forecasted sales growth rates by comparing them to historical actual results of the reporting units and in certain instances, other industry data. We involved valuation professionals with specialized skill and knowledge, who assisted in:

■ evaluating the reporting units’ terminal growth rate by comparing to publicly available industry market data and long-term economic growth assumptions

■ evaluating the reporting units’ discount rate assumptions by comparing it to discount rates that were independently developed using publicly available market data for comparable entities.

/s/ KPMG LLP

We have served as the Company’s auditor since 1996.

New York, New York
February 25, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

B&G Foods, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited B&G Foods, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 28, 2024 and December 30, 2023, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022, and the related notes and the schedule of valuation and qualifying accounts (collectively, the consolidated financial statements), and our report dated February 25, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

New York, New York
February 25, 2025

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 28,	December 30,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$50,583	$41,094
Trade accounts receivable, less allowance for doubtful accounts and discounts of $3,529 and $2,255 as of December 28, 2024 and December 30, 2023, respectively	172,260	143,015
Inventories	511,232	568,980
Prepaid expenses and other current assets	38,301	41,747
Income tax receivable	9,068	7,988
Total current assets	781,444	802,824

Property, plant and equipment, net of accumulated depreciation of $464,153 and $426,084 as of December 28, 2024 and December 30, 2023, respectively	278,119	302,288
Operating lease right-of-use assets	55,431	70,046
Finance lease right-of-use assets	773	1,832
Goodwill	548,231	619,399
Other intangible assets, net	1,285,946	1,627,836
Other assets	34,788	23,484
Deferred income taxes	9,320	15,581
Total assets	$2,994,052	$3,463,290

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$113,209	$123,778
Accrued expenses	83,960	83,217
Current portion of operating lease liabilities	17,963	16,939
Current portion of finance lease liabilities	726	1,070
Current portion of long-term debt	5,625	22,000
Income tax payable	344	475
Dividends payable	15,038	14,939
Total current liabilities	236,865	262,418

Long-term debt, net of current portion	2,014,823	2,023,088
Deferred income taxes	168,027	267,053
Long-term operating lease liabilities, net of current portion	37,697	53,724
Long-term finance lease liabilities, net of current portion	—	726
Other liabilities	11,833	20,818
Total liabilities	2,469,245	2,627,827
Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share. Authorized 125,000,000 shares; 79,144,800 and 78,624,419 shares issued and outstanding as of December 28, 2024 and December 30, 2023, respectively	791	786
Additional paid-in capital	—	46,990
Accumulated other comprehensive (loss) income	(4,743)	2,597
Retained earnings	528,759	785,090
Total stockholders’ equity	524,807	835,463
Total liabilities and stockholders’ equity	$2,994,052	$3,463,290

See accompanying Notes to Consolidated Financial Statements.

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

	Fiscal Year Ended
	December 28,	December 30,	December 31,
	2024	2023	2022
Net sales	$1,932,454	$2,062,313	$2,163,000
Cost of goods sold	1,510,504	1,606,792	1,753,376
Gross profit	421,950	455,521	409,624

Operating expenses (income):
Selling, general and administrative expenses	188,068	196,044	190,411
Amortization expense	20,444	20,760	21,250
Impairment of goodwill	70,580	—	—
Loss (gain) on sales of assets	135	137,798	(7,099)
Impairment of assets held for sale	—	—	106,434
Impairment of intangible assets	320,000	20,500	—
Operating (loss) income	(177,277)	80,419	98,628

Other expenses (income):
Interest expense, net	157,447	151,333	124,915
Other income	(4,215)	(3,781)	(7,380)
Loss before income tax benefit	(330,509)	(67,133)	(18,907)
Income tax benefit	(79,258)	(935)	(7,537)
Net loss	$(251,251)	$(66,198)	$(11,370)

Weighted average shares outstanding:
Basic	79,012	74,267	70,468
Diluted	79,012	74,267	70,468

Loss per share:
Basic	$(3.18)	$(0.89)	$(0.16)
Diluted	$(3.18)	$(0.89)	$(0.16)

Cash dividends declared per share	$0.760	$0.760	$1.615

See accompanying Notes to Consolidated Financial Statements.

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(In thousands)

	Fiscal Year Ended
	December 28,	December 30,	December 31,
	2024	2023	2022
Net loss	$(251,251)	$(66,198)	$(11,370)

Other comprehensive (loss) income:
Foreign currency translation adjustments	(20,342)	10,083	(2,969)
Pension gain, net of tax	13,002	1,863	11,789
Other comprehensive (loss) income	(7,340)	11,946	8,820
Comprehensive loss	$(258,591)	$(54,252)	$(2,550)

See accompanying Notes to Consolidated Financial Statements.

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share and per share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Earnings	Equity
Balance at January 1, 2022	68,521,651	$685	$3,547	$(18,169)	$934,191	$920,254
Foreign currency translation	—	—	—	(2,969)	—	(2,969)
Change in pension benefit (net of $3,890 of income taxes)	—	—	—	11,789	—	11,789
Net loss	—	—	—	—	(11,370)	(11,370)
Share-based compensation	—	—	3,856	—	—	3,856
Issuance of common stock for share-based compensation	310,495	3	(3,707)	—	—	(3,704)
Cancellation of restricted stock for tax withholding upon vesting	(15,903)	—	(392)	—	—	(392)
Cancellation of restricted stock upon forfeiture	(3,668)	—	—	—	—	—
Stock options exercised	2,227	—	60	—	—	60
Issuance of common stock in ATM offering	2,853,342	29	65,038			65,067
Dividends declared on common stock, $1.615 per share	—	—	(68,402)	—	(46,023)	(114,425)
Balance at December 31, 2022	71,668,144	$717	$—	$(9,349)	$876,798	$868,166
Foreign currency translation	—	—	—	10,083	—	10,083
Change in pension benefit (net of $617 of income taxes)	—	—	—	1,863	—	1,863
Net loss	—	—	—	—	(66,198)	(66,198)
Share-based compensation	—	—	7,191	—	—	7,191
Issuance of common stock for share-based compensation	640,475	6	(1,667)	—	—	(1,661)
Cancellation of restricted stock for tax withholding upon vesting	(14,448)	—	(217)	—	—	(217)
Cancellation of restricted stock upon forfeiture	(2,598)	—	—	—		—
Issuance of common stock in ATM offering	6,332,846	63	73,506	—	—	73,569
Dividends declared on common stock, $0.760 per share	—	—	(31,823)	—	(25,510)	(57,333)
Balance at December 30, 2023	78,624,419	$786	$46,990	$2,597	$785,090	$835,463
Foreign currency translation	—	—	—	(20,342)	—	(20,342)
Change in pension benefit (net of $4,334 of income taxes)	—	—	—	13,002	—	13,002
Net loss	—	—	—	—	(251,251)	(251,251)
Share-based compensation	—	—	8,690	—	—	8,690
Issuance of common stock for share-based compensation	596,278	6	(6)	—	—	—
Cancellation of restricted stock for tax withholding upon vesting	(54,668)	(1)	(614)	—	—	(615)
Cancellation of restricted stock upon forfeiture	(21,229)	—	—	—	—	—
Dividends declared on common stock, $0.760 per share	—	—	(55,060)	—	(5,080)	(60,140)
Balance at December 28, 2024	79,144,800	$791	$—	$(4,743)	$528,759	$524,807

See accompanying Notes to Consolidated Financial Statements.

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Year Ended
	December 28,	December 30,	December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(251,251)	$(66,198)	$(11,370)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,614	69,620	80,528
Amortization of operating lease right-of-use assets	19,387	18,761	16,908
Amortization of deferred debt financing costs and bond discount/premium	5,928	7,510	4,723
Deferred income taxes	(99,107)	(26,395)	(26,897)
Impairment of goodwill	70,580	—	—
Impairment of assets held for sale	—	—	106,434
Impairment of intangible assets	320,000	20,500	—
Loss (gain) on sales of assets and impairment of property, plant and equipment	558	138,523	(7,086)
Loss (gain) on extinguishment of debt	2,126	(911)	—
Share-based compensation expense	8,664	7,191	3,917
Changes in assets and liabilities, net of effects of businesses acquired:
Trade accounts receivable	(30,297)	7,325	(5,846)
Inventories	43,247	89,909	(124,969)
Prepaid expenses and other current assets	2,338	(3,097)	(5,113)
Income tax receivable/payable, net	(1,511)	575	(5,952)
Other assets	(13,715)	(4,348)	(5,418)
Trade accounts payable	(9,168)	(8,272)	83
Accrued expenses and lease liabilities	(13,824)	(5,606)	(20,283)
Other liabilities	8,345	2,672	6,304
Net cash provided by operating activities	130,914	247,759	5,963

Cash flows from investing activities:
Capital expenditures	(27,263)	(25,689)	(22,286)
Proceeds from sales of assets	(422)	107,282	10,430
Payments for acquisition of businesses, net of cash acquired	—	—	(27,290)
Net cash (used in) provided by investing activities	(27,685)	81,593	(39,146)

Cash flows from financing activities:
Redemptions and repurchases of senior notes	(266,077)	(632,426)	—
Proceeds from issuance of senior secured notes	250,000	550,000	—
Repayments of borrowings under term loan facility	(528,625)	(143,000)	—
Borrowings under term loan facility	450,000	—	—
Repayments of borrowings under revolving credit facility	(365,000)	(552,500)	(302,500)
Borrowings under revolving credit facility	440,000	440,000	420,000
Proceeds from issuance of common stock, net	—	73,826	65,233
Dividends paid	(60,041)	(56,011)	(133,355)
Proceeds from exercise of stock options	—	—	60
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	(615)	(1,879)	(4,096)
Payments of debt financing costs	(12,605)	(11,701)	—
Net cash (used in) provided by financing activities	(92,963)	(333,691)	45,342

Effect of exchange rate fluctuations on cash and cash equivalents	(777)	(9)	(407)
Net increase (decrease) in cash and cash equivalents	9,489	(4,348)	11,752

Cash and cash equivalents at beginning of year	41,094	45,442	33,690
Cash and cash equivalents at end of year	$50,583	$41,094	$45,442

Supplemental disclosures of cash flow information:
Cash interest payments	$142,424	$141,950	$119,119
Cash income tax payments	$21,229	$24,840	$25,571
Non-cash investing and financing transactions:
Dividends declared and not yet paid	$15,038	$14,939	$13,617
Accruals related to purchases of property, plant and equipment	$5,259	$4,345	$909
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,820	$20,829	$15,806
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$—	$3,529

See accompanying Notes to Consolidated Financial Statements.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 28, 2024, December 30, 2023 and December 31, 2022

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

We manufacture, sell and distribute a diverse portfolio of high-quality shelf-stable and frozen foods across the United States, Canada and Puerto Rico. Our products include frozen and canned vegetables, vegetable, canola and other cooking oils, vegetable shortening, cooking sprays, oatmeal and other hot cereals, fruit spreads, canned meats and beans, bagel chips, spices, seasonings, hot sauces, wine vinegar, maple syrup, molasses, salad dressings, pizza crusts, Mexican-style sauces, dry soups, taco shells and kits, salsas, pickles, peppers, tomato-based products, crackers, baking powder, baking soda, corn starch, nut clusters and other specialty products. Our products are marketed under many recognized brands.

Historically, we operated in a single industry segment. However, beginning with the first quarter of 2024, we are now organized into four reportable segments (also referred to as business units), as follows:

(1)	Specialty, which includes, among others, the Crisco, Clabber Girl, Bear Creek, Polaner, Underwood, B&G, Grandma’s, New York Style, Don Pepino, Sclafani, B&M, Baker’s Joy, Regina, TrueNorth, Static Guard, SugarTwin and Brer Rabbit brands;
(2)	Meals, which includes, among others, the Ortega, Maple Grove Farms, Cream of Wheat, Las Palmas, Victoria, Mama Mary’s, Spring Tree, McCann’s, Carey’s and Vermont Maid brands;
(3)	Frozen & Vegetables, which includes the Green Giant and Le Sueur brands; and
(4)	Spices & Flavor Solutions, which includes, among others, the Dash, Spice Islands, Weber, Ac’cent, Tone’s, Trappey’s, Durkee and Wright’s brands.

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

Fiscal Year

Typically, our fiscal years and fiscal quarters consist of 52 and 13 weeks, respectively, ending on the Saturday closest to December 31 in the case of our fiscal year and fourth fiscal quarter, and on the Saturday closest to the end of the corresponding calendar quarter in the case of our other fiscal quarters. As a result, a 53rd week is added to our fiscal year every five or six years. Generally, in a 53-week fiscal year, our fourth fiscal quarter contains 14 weeks.

Our fiscal years ended December 28, 2024 (fiscal 2024), December 30, 2023 (fiscal 2023) and December 31, 2022 (fiscal 2022) each contained 52 weeks and each quarter of fiscal 2024, fiscal 2023 and fiscal 2022 contained 13 weeks. Our fiscal year ending January 3, 2026 (fiscal 2025) contains 53 weeks and the fourth quarter of fiscal 2025 contains 14 weeks.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 28, 2024, December 30, 2023 and December 31, 2022

Business and Credit Concentrations

Our exposure to credit loss in the event of non-payment of accounts receivable by customers is estimated in the amount of the allowance for doubtful accounts. We perform ongoing credit evaluations of the financial condition of our customers. Our top ten customers accounted for approximately 62.7%, 60.8% and 60.5% of consolidated net sales in fiscal 2024, 2023 and 2022, respectively. Other than Walmart, which accounted for approximately 30.3%, 28.8% and 27.3% of our consolidated net sales in fiscal 2024, 2023 and 2022, respectively, no single customer accounted for more than 10.0% of our consolidated net sales in fiscal 2024, 2023 or 2022. Walmart is a customer for all four of our business units.

Our top ten customers accounted for approximately 68.2% and 63.1% of our consolidated trade accounts receivables as of the end of fiscal 2024 and fiscal 2023, respectively. Other than Walmart, which accounted for approximately 36.0% and 30.7% of our consolidated trade accounts receivables as of the end of fiscal 2024 and fiscal 2023, respectively, no single customer accounted for more than 10.0% of our consolidated trade accounts receivables as of the end of fiscal 2024 or fiscal 2023. As of December 28, 2024, we do not believe we have any significant concentration of credit risk with respect to our consolidated trade accounts receivable with any single customer whose failure or nonperformance would materially affect our results other than as described above with respect to Walmart.

During fiscal 2024, 2023 and 2022, our sales to foreign countries represented approximately 9.1%, 8.6% and 7.8%, respectively, of net sales. Our foreign sales are primarily to customers in Canada.

Our long-lived assets (including lease right-of-use assets and net property, plant and equipment) located outside of the United States represented approximately 7.1% and 8.9% of our total long-lived assets as of the end of fiscal 2024 and fiscal 2023, respectively.

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

(d)Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, all highly liquid instruments with original maturities of three months or less when acquired are considered to be cash and cash equivalents.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 28, 2024, December 30, 2023 and December 31, 2022

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

(f)Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation on plant and equipment is calculated using the straight-line method over the estimated useful lives of the assets, 10 to 30 years for buildings and improvements, 5 to 12 years for machinery and equipment, and 2 to 5 years for office furniture and vehicles. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Expenditures for maintenance, repairs and minor replacements are charged to current operations. Expenditures for major replacements and betterments are capitalized. We capitalize interest on qualifying assets based on our effective interest rate. During fiscal 2024, 2023 and 2022, we capitalized $1.0 million, $1.8 million and $1.5 million, respectively.

(g)Goodwill and Other Intangible Assets

Goodwill and indefinite-lived intangible assets (trademarks) are not amortized. As a result, these assets are tested for impairment through qualitative and quantitative assessments at least annually and whenever events or circumstances occur indicating that goodwill or indefinite-lived intangible assets might be impaired. We perform the annual impairment tests as of the last day of each fiscal year. We test our goodwill and indefinite-lived intangible assets by comparing the fair values with the carrying values and recognize a loss for the difference. The annual goodwill impairment test is performed using a qualitative assessment to determine whether it is more likely than not that the fair value of our reporting units is less than their carrying amount. This assessment considers various factors, including macroeconomic conditions, industry and market considerations, cost factors, and overall financial performance. We estimate the fair value of the indefinite-lived intangible assets primarily using the discounted cash flows method. We also consider other market-based valuation approaches, including market multiples and observable market indicators, to corroborate the results of our discounted cash flow analysis and further support fair value conclusions.

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

(h)Deferred Debt Financing Costs

Deferred debt financing costs are capitalized and amortized over the term of the related debt agreements and are included as a reduction of long-term debt, except for the revolving credit facility, for which the deferred debt financing costs are included in other assets. Amortization of deferred debt financing costs for fiscal 2024, 2023 and 2022 was $5.9 million, $7.5 million and $4.7 million, respectively.

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

December 28, 2024, December 30, 2023 and December 31, 2022

a comparison of the carrying amount of an asset or asset group to their fair value less estimated costs to sell. Estimating future cash flows and calculating the fair value of assets requires significant estimates and assumptions by management.

Assets to be disposed of are separately presented in the consolidated balance sheets and are no longer depreciated.

(j)Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income includes foreign currency translation adjustments relating to assets and liabilities located in our foreign subsidiaries and changes in our pension benefits due to the initial adoption and ongoing application of the authoritative accounting literature relating to pensions, net of tax.

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

(l)Selling, General and Administrative Expenses

We promote our products with advertising, consumer incentives and trade promotions. These programs include, but are not limited to, discounts, slotting fees, coupons, rebates, in-store display incentives and volume-based incentives. Consumer incentive and trade promotion activities are recorded as a reduction to revenues based on amounts estimated as being due to customers and consumers at the end of a period. We base these estimates principally on historical utilization and redemption rates. We expense our advertising costs either in the period the advertising first takes place or as incurred. Advertising expenses were approximately $5.7 million, $6.5 million and $5.2 million, for fiscal 2024, 2023 and 2022, respectively.

(m)Pension Plans

We maintain four company-sponsored defined benefit pension plans covering approximately 21.3% of our employees. Our funding policy is to contribute annually the amount recommended by our actuaries. From time to time, however, we voluntarily contribute greater or lesser amounts based on pension asset performance, tax considerations and other relevant factors.

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

December 28, 2024, December 30, 2023 and December 31, 2022

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

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 28, 2024, December 30, 2023 and December 31, 2022

(q)Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding plus all additional shares of common stock that would have been outstanding if potentially dilutive shares of common stock had been issued upon the exercise of stock options or in connection with performance share LTIAs that may be earned as of the beginning of the period using the treasury stock method. During periods in which we report a net loss, such as fiscal 2024, 2023 and 2022, diluted loss per share is the same as loss per share because potentially dilutive shares of common stock are not assumed to have been issued because their effect would be antidilutive.

The table below shows net loss, weighted average common shares outstanding and basic and diluted loss per share for fiscal 2024, 2023 and 2022, respectively (in thousands, except share and per share data):

	Fiscal	Fiscal	Fiscal
	2024 (1)	2023 (1)	2022 (1)

Net loss	$(251,251)	$(66,198)	$(11,370)

Weighted average common shares outstanding:
Basic	79,011,619	74,267,132	70,468,061
Net effect of potentially dilutive share-based compensation awards	—	—	—
Diluted	79,011,619	74,267,132	70,468,061

Loss per share:
Basic	$(3.18)	$(0.89)	$(0.16)
Diluted	$(3.18)	$(0.89)	$(0.16)
(1)	For fiscal 2024, 2023 and 2022, there are no potentially dilutive share-based compensation awards included in the calculation of diluted weighted average common shares outstanding, as their effect would have been antidilutive.

(r)Accounting Standards Adopted in Fiscal 2024

In November 2023, the Financial Accounting Standards Board (FASB) issued a new Accounting Standards Update (ASU) that enhances segment disclosures and requires additional disclosures of segment expenses. We adopted this guidance when it became effective for our annual reporting for fiscal 2024 and we have modified our segment disclosures accordingly. See Note 17, “Business Segment Information.” As this ASU only required additional disclosures, the adoption of this ASU did not impact our consolidated financial position, results of operations or liquidity.

(s)Recently Issued Accounting Standards – Pending Adoption

In November 2024, the FASB issued a new ASU that requires new financial statement disclosures in tabular format, disaggregating information about prescribed categories underlying any relevant statement of operations expense caption. This ASU is effective prospectively for annual periods in fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption and retrospective application are permitted. We currently expect to adopt this guidance when it becomes effective for our annual reporting for fiscal 2027. We are currently evaluating the expected impact to our consolidated financial statements and related disclosures.

In December 2023, the FASB issued a new ASU that requires improved disclosures related to the tax rate reconciliation and income taxes paid. This ASU requires companies to reconcile the income tax expense attributable to continuing operations to the statutory federal income tax rate applied to pre-tax income from continuing operations. This ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. We currently expect to adopt this guidance when it becomes effective for our annual reporting for fiscal 2025. The guidance is

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 28, 2024, December 30, 2023 and December 31, 2022

required to be applied on a prospective basis with the option to apply retrospectively to all prior periods presented in the financial statements. We are currently evaluating the expected impact to our consolidated financial statements and related disclosures.

(t)Segment Reporting

Effective in the first quarter of 2024, we realigned our reportable segments (which are the same as our reporting units) to correspond with changes to our organizational responsibilities, management structure and operating model. As a result of the change, we now manage and report the following four reportable segments: Specialty, Meals, Frozen & Vegetables and Spices & Flavor Solutions. Prior period segment results in our consolidated financial statements and related notes in this report have been recast to reflect the change from one reportable segment to four reportable segments. See Note 17, “Business Segment Information.”

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

December 28, 2024, December 30, 2023 and December 31, 2022

Unaudited Pro Forma Summary of Operations

The Yuma acquisition was not material to our consolidated results of operations or financial position and, therefore, pro forma financial information is not presented for that acquisition.

Divestiture of Green Giant U.S. Shelf-Stable Product Line

During fiscal 2023, we completed the sale of the Green Giant U.S. shelf-stable product line to Seneca Foods Corporation and we recorded a loss on sale of $137.8 million, including $137.7 million during fiscal 2023 and an additional $0.1 million during the first quarter of fiscal 2024. The sale did not include our Green Giant frozen business, Green Giant Canada business, or the Le Sueur brand. Because we retained the Green Giant trademarks, we agreed to license the Green Giant trademarks to Seneca on a perpetual, royalty-free basis for use in connection with the Green Giant U.S. shelf-stable product line. In connection with the sale, we provided certain transition services to Seneca from the closing date through February 6, 2024.

We recognized a pre-tax loss on the divestiture of $137.8 million, as calculated below (in thousands):

Cash received(1)	$55,166
Less:
Assets sold:
Trademarks — indefinite-lived intangible assets	$115,340
Inventories	73,563
Customer relationships — finite-lived intangible assets	4,111
Total assets sold	193,014
Pre-tax loss on sale of assets(2)	$(137,848)
(1)	Cash received of $55.2 million is net of a post-closing inventory adjustment of $0.4 million.
(2)	Pre-tax loss on sale of assets of $137.8 million consists of $132.9 million recorded during the third quarter of 2023, $4.8 million during the fourth quarter of 2023, and $0.1 million recorded during the first quarter of 2024.

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

December 28, 2024, December 30, 2023 and December 31, 2022

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

(4)	Inventories

Inventories consist of the following, as of the dates indicated (in thousands):

	December 28, 2024	December 30, 2023
Raw materials and packaging	$85,356	$92,707
Work-in-process	116,161	128,073
Finished goods	309,715	348,200
Inventories	$511,232	$568,980

(5)Property, Plant and Equipment, net

Property, plant and equipment, net, consists of the following as of the dates indicated (in thousands):

	December 28, 2024	December 30, 2023
Land and improvements	$26,344	$26,176
Buildings and improvements	163,855	163,052
Machinery and equipment	438,220	428,713
Office furniture, vehicles and computer equipment	99,336	97,249
Construction-in-progress	14,517	13,182
Property, plant and equipment, cost	742,272	728,372
Less: accumulated depreciation	(464,153)	(426,084)
Property, plant and equipment, net	$278,119	$302,288

Depreciation expense was $47.1 million, $47.8 million and $58.6 million for fiscal 2024, 2023 and 2022, respectively.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 28, 2024, December 30, 2023 and December 31, 2022

(6)	Goodwill and Other Intangible Assets

The carrying amounts of goodwill and other intangible assets, as of the dates indicated, consist of the following (in thousands):

	December 28, 2024			December 30, 2023
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Finite-Lived Intangible Assets
Trademarks	$6,800	$5,289	$1,511	$6,800	$4,836	$1,964
Customer relationships	386,026	218,958	167,068	386,235	199,006	187,229
Total finite-lived intangible assets	$392,826	$224,247	$168,579	$393,035	$203,842	$189,193

Indefinite-Lived Intangible Assets
Goodwill			$548,231			$619,399
Trademarks			1,117,367			1,438,643
Total indefinite-lived intangible assets			$1,665,598			$2,058,042

Total goodwill and other intangible assets			$1,834,177			$2,247,235

The changes in the carrying amount of goodwill by reporting unit for fiscal 2024 were as follows (in thousands):

	Specialty	Meals	Frozen & Vegetables	Spices & Flavor Solutions	Total
Balance as of December 30, 2023	$224,366	$143,020	$70,580	$181,433	$619,399
Currency translation	(588)	—	—	—	(588)
Impairment	—	—	(70,580)	—	(70,580)
Balance as of December 28, 2024	$223,778	$143,020	$—	$181,433	$548,231

The changes in the carrying amount of indefinite-lived trademark intangible assets by reporting unit for fiscal 2024 were as follows (in thousands):

	Specialty	Meals	Frozen & Vegetables	Spices & Flavor Solutions	Total
Balance as of December 30, 2023	$609,410	$249,764	$306,660	$272,809	$1,438,643
Currency translation	(1,276)	—	—	—	(1,276)
Impairment	(15,000)	(30,000)	(275,000)	—	(320,000)
Balance as of December 28, 2024	$593,134	$219,764	$31,660	$272,809	$1,117,367

Amortization expense associated with finite-lived intangible assets was $20.4 million, $20.8 million and $21.3 million during fiscal 2024, 2023 and 2022, respectively, and is recorded in operating expenses. We expect to recognize $20.4 million of amortization expense associated with our finite-lived intangible assets in fiscal year 2025, $19.7 million in fiscal 2026, $14.8 million in fiscal 2027, $12.9 million in fiscal 2028 and $12.7 million in fiscal 2029, respectively.

During the first quarter of 2024, we reorganized our reporting structure from one reportable segment to four reportable segments: Specialty, Meals, Frozen & Vegetables and Spices & Flavor Solutions, which are further described in Note 17, “Business Segment Information.” The change in the reporting structure required us to reassign assets and liabilities, including goodwill, among the four reporting units (which are the same as our reportable segments) and complete a goodwill impairment test, both prior to and subsequent to the change, comparing the fair values of the reporting units to the carrying values, and evaluate other assets in the reporting units for impairment, including indefinite-lived intangible assets (trademarks).

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 28, 2024, December 30, 2023 and December 31, 2022

The fair value of our reporting units was estimated using a discounted cash flow analysis, which required us to estimate future cash flows as well as to select a risk-adjusted discount rate to measure the present value of the anticipated cash flows. When determining future cash flow estimates, we consider historical results adjusted to reflect current and anticipated operating conditions. We estimate cash flows for a reporting unit over a discrete period and a terminal period (considering expected long-term growth rates and trends). We used a discount rate of 8.00% and a terminal growth rate that was flat in estimating the fair value of our reporting units. Estimating the fair value of individual reporting units requires us to make assumptions and estimates in areas such as future economic conditions, industry-specific conditions, product pricing, and necessary capital expenditures. The use of different assumptions or estimates for future cash flows, discount rates, or terminal growth rates could produce substantially different estimates of the fair value.

During the first quarter of 2024, we completed an interim goodwill impairment test, both prior to and subsequent to the change in reporting structure described above, by comparing the fair values of the reporting units to the carrying values. As a result of this goodwill impairment test during the first quarter of 2024, we recognized pre-tax, non-cash goodwill impairment charges of $70.6 million within our Frozen & Vegetables reporting unit, which is recorded in “Impairment of goodwill” in our consolidated statement of operations for fiscal 2024.

As of December 28, 2024, we completed our annual goodwill impairment test for all reporting units with goodwill. This assessment was conducted using a qualitative assessment, evaluating whether it was more likely than not that the fair value of each reporting unit was below its carrying value. In performing the qualitative assessment, we considered various factors, including macroeconomic conditions, industry and market trends, the estimated fair value of reporting units determined in the first quarter of 2024 using a discounted cash flow analysis, financial performance, and other unit-specific considerations. If the qualitative assessment had indicated that a reporting unit’s fair value was more likely than not below its carrying value, we would have performed a quantitative test. Based on the results of our annual goodwill impairment test, we determined that no impairment was required. Similarly, our annual impairment test for fiscal 2023 and fiscal 2022 resulted in no adjustments to the carrying value of our goodwill.

Our annual impairment tests for fiscal 2024 resulted in our company recording pre-tax, non-cash impairment charges to intangible trademark assets for our Green Giant, Victoria, Static Guard and McCann’s brands of $320.0 million during the fourth quarter of 2024. Green Giant is part of the Frozen & Vegetables segment; Victoria and McCann’s are part of the Meals segment; and Static Guard is part of the Specialty segment. These charges, which reflect partial impairments of each brand, were recorded in “Impairment of intangible assets” in our consolidated statement of operations for fiscal 2024.

Our annual impairment tests for fiscal 2023 resulted in our company recording pre-tax, non-cash impairment charges to intangible trademark assets for our Baker’s Joy, Molly McButter, Sugar Twin and New York Flatbreads brands of $20.5 million in the aggregate during the fourth quarter of 2023, which is recorded in “Impairment of intangible assets” in our consolidated statement of operations for fiscal 2023. Baker’s Joy, Sugar Twin and New York Flatbreads are part of the Specialty segment and Molly McButter is part of the Spices & Flavor Solutions segment. We partially impaired the Baker’s Joy and Sugar Twin brands, and we fully impaired the Molly McButter and New York Flatbreads brands.

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

December 28, 2024, December 30, 2023 and December 31, 2022

and recorded pre-tax, non-cash impairment charges of $106.4 million during fiscal 2022 relating to those assets. See Note 3, “Acquisitions and Divestitures.”

If future revenues and contributions to our operating results for any of our brands or operating segments, including recently impaired brands and newly acquired brands, deteriorate, at rates in excess of our current projections, we may be required to record additional non-cash impairment charges to certain intangible assets, including trademarks and goodwill. In addition, any significant decline in our market capitalization or changes in discount rates, even if due to macroeconomic factors, could put pressure on the carrying value of our goodwill or the goodwill of any of our operating segments. A determination that all or a portion of our goodwill or indefinite-lived intangible assets are impaired, although a non-cash charge to operations, could have a material adverse effect on our business, consolidated financial condition and results of operations. For a further discussion of our annual impairment testing of goodwill and indefinite-lived intangible assets (trademarks), see Note 2(g), “Summary of Significant Accounting Policies—Goodwill and Other Intangible Assets.”

(7)	Long-Term Debt

Long-term debt consists of the following, as of the dates indicated (in thousands):

	December 28, 2024	December 30, 2023
Revolving credit loans due 2028:
Outstanding principal	$245,000	$170,000
Revolving credit loans, net(1)	245,000	170,000

Tranche B term loans due 2029:
Outstanding principal	450,000	528,625
Unamortized deferred debt financing costs	(4,497)	(1,925)
Unamortized discount	(4,432)	(1,182)
Tranche B term loans due 2029, net	441,071	525,518

5.25% senior notes due 2025:
Outstanding principal	—	265,392
Unamortized deferred debt financing costs	—	(636)
Unamortized premium	—	200
5.25% senior notes due 2025, net	—	264,956

5.25% senior notes due 2027:
Outstanding principal	550,000	550,000
Unamortized deferred debt financing costs	(3,132)	(4,159)
5.25% senior notes due 2027, net	546,868	545,841

8.00% senior secured notes due 2028:
Outstanding principal	799,315	550,000
Unamortized deferred debt financing costs	(10,774)	(8,599)
Unamortized discount	(1,032)	(2,628)
8.00% senior secured notes due 2028, net	787,509	538,773

Total long-term debt, net of unamortized deferred debt financing costs and discount/premium	2,020,448	2,045,088
Current portion of long-term debt	(5,625)	(22,000)
Long-term debt, net of unamortized deferred debt financing costs and discount/premium and excluding current portion	$2,014,823	$2,023,088
(1)	Unamortized deferred debt financing costs related to our revolving credit facility were $1.4 million and $1.8 million as of December 28, 2024 and December 30, 2023, respectively. These amounts are included in other assets in the accompanying consolidated balance sheets.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 28, 2024, December 30, 2023 and December 31, 2022

Senior Secured Credit Agreement. Our senior secured credit agreement includes a term loan facility and a revolving credit facility.

On July 12, 2024, we refinanced and amended our credit agreement. As part of the refinancing and together with a portion of the net proceeds of the offering of additional 8.00% senior secured notes due 2028 described below, we reduced the aggregate principal amount of tranche B term loans outstanding under our credit agreement from $507.3 million to $450.0 million by replacing $507.3 million of outstanding tranche B term loans with $450.0 million of new tranche B term loans. We also extended the maturity date for the tranche B term loans from October 10, 2026 to October 10, 2029. The new tranche B term loans were issued at a price equal to 99.00% of their face value. The new tranche B term loans bear interest based on alternative rates that we may choose, including a base rate per annum plus an applicable margin of 2.50%, and SOFR plus an applicable margin of 3.50%. As of December 28, 2024, the weighted average interest rate on our tranche B term loans was 8.07%. The new tranche B term loans are subject to amortization at the rate of 0.25% of the original principal amount per calendar quarter with the balance due and payable on the maturity date. As of December 28, 2024, $450.0 million of tranche B term loans remained outstanding.

As part of the refinancing, on July 12, 2024, we prepaid $175.0 million aggregate principal amount of revolving credit loans with a portion of the proceeds of the tack-on offering, decreased the revolver capacity under the credit agreement from $800.0 million to $475.0 million aggregate principal amount, and extended the maturity date of our revolving credit facility from December 16, 2025 to December 16, 2028. Following the refinancing, interest under the revolving credit facility, including any outstanding letters of credit, is determined based on alternative rates that we may choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin ranging from 0.50% to 1.00%, and SOFR plus an applicable margin ranging from 1.50% to 2.00%, in each case depending on our consolidated leverage ratio (as defined in the credit agreement). As of December 28, 2024, the weighted average interest rate on our revolving credit loans was 6.48%. As of December 28, 2024, the available borrowing capacity under the revolving credit facility, net of outstanding letters of credit of $4.7 million, was $225.3 million. Proceeds of the revolving credit facility may be used for general corporate purposes, including acquisitions of targets in the same or a similar line of business as our company, subject to specified criteria.

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

The credit agreement also contains certain financial maintenance covenants, which, among other things, specify a maximum consolidated leverage ratio and a minimum interest coverage ratio, each ratio as defined in the credit agreement. The credit agreement provides that our maximum consolidated leverage ratio (defined as the ratio, determined on a pro forma basis, of our consolidated net debt, as of the last day of any period of four consecutive fiscal quarters to our adjusted EBITDA (as defined in the credit agreement) before share-based compensation for such period), is 7.00 to 1.00. We are also required to maintain a consolidated interest coverage ratio (defined as the ratio, determined on a pro forma basis, of our adjusted EBITDA (before share-based compensation) for any period of four consecutive

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 28, 2024, December 30, 2023 and December 31, 2022

fiscal quarters to our consolidated interest expense for such period payable in cash) of at least 1.75 to 1.00. As of December 28, 2024, we were in compliance with all of the covenants, including the financial covenants, in the credit agreement.

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

5.25% Senior Notes due 2025. On October 9, 2024, we redeemed in full all $265.4 million remaining aggregate principal amount of our 5.25% senior notes due 2025 at a cash redemption price of 100.0% of the principal amount of the notes redeemed, plus accrued and unpaid interest on such amount, to, but excluding, the redemption date. We funded the redemption with revolving loans under our existing credit facility together with cash on hand.

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

We may redeem some or all of the 5.25% senior notes due 2027 at a redemption price of 101.313% of the principal amount through February 28, 2025 and 100% on or after March 1, 2025, in each case plus accrued and unpaid interest to the date of redemption. In addition, if we undergo a change of control or upon certain asset sales, we may be required to offer to repurchase the 5.25% senior notes due 2027 at the repurchase price set forth in the indenture plus accrued and unpaid interest to the date of repurchase.

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

The indenture governing the 5.25% senior notes due 2027 contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of certain liens; certain sale-leaseback transactions; certain asset sales; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates. Each of the covenants is subject to a number of important exceptions and qualifications. As of December 28, 2024, we were in compliance with all of the covenants in the indenture governing the 5.25% senior notes due 2027.

8.00% Senior Secured Notes due 2028. On September 26, 2023, we issued $550.0 million aggregate principal amount of 8.00% senior secured notes due 2028 at a price of 99.502%. On July 12, 2024, we issued an additional $250.0

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 28, 2024, December 30, 2023 and December 31, 2022

million aggregate principal amount of 8.00% senior secured notes due 2028 at a price to the public 100.5% of their face value plus accrued interest from March 15, 2024 to, but excluding, July 12, 2024. The notes issued in July 2024 were issued as additional notes under the same indenture as our 8.00% senior secured notes due 2028 that were issued in September 2024, and, as such, form a single series and trade interchangeably with the previously issued 8.00% senior secured notes due 2028. As of December 28, 2024, approximately $799.3 million of the 8.00% senior secured notes due 2028 are outstanding.

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

The 8.00% senior secured notes due 2028 are our senior secured obligations and are jointly and severally and fully and unconditionally guaranteed on a senior secured basis by each of our existing and future domestic subsidiaries (other than immaterial subsidiaries). The 8.00% senior secured notes due 2028 have the same guarantors as our credit agreement. The 8.00% senior secured notes due 2028 and the related guarantees are secured by, subject to permitted liens, first-priority security interests in certain collateral (which generally includes most of our and our guarantors’ right or interest in or to property of any kind, except for our and our guarantors’ real property and certain intangible assets), which assets also secure (and will continue to secure) our credit agreement on a pari passu basis. Pursuant to the terms of the indenture, the related collateral agreement and an intercreditor agreement, the 8.00% senior secured notes due 2028 and the guarantees rank (1) pari passu (equally and ratably) in right of payment to all of our and the guarantors’ existing and future senior debt, including existing and future senior debt under our existing or any future senior secured credit agreement (including the term loan borrowings under our existing senior secured credit facility, any obligations under our existing revolving credit facility and all other borrowings and obligations under our credit agreement), (2) effectively senior in right of payment to our and such guarantors’ existing and future senior unsecured debt, including 5.25% senior notes due 2027 to the extent of the value of the collateral, (3) effectively junior to our and the guarantors’ future secured

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 28, 2024, December 30, 2023 and December 31, 2022

debt, secured by assets that do not constitute collateral, to the extent of the value of the collateral securing such debt, (4) senior in right of payment to our and such guarantors’ other existing and future subordinated debt and (5) structurally subordinated to all existing and future indebtedness and other liabilities of our subsidiaries that do not guarantee the 8.00% senior secured notes due 2028.

The indenture governing the 8.00% senior secured notes due 2028 contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of certain liens; certain sale-leaseback transactions; certain asset sales; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates. Each of the covenants is subject to a number of important exceptions and qualifications. As of December 28, 2024, we were in compliance with all of the covenants in the indenture governing the 8.00% senior secured notes due 2028.

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

Gains and Losses on Extinguishment of Debt. During fiscal 2024 we recorded a loss on extinguishment of debt of $2.1 million, which consists of $1.3 million related to the refinancing of tranche B term loans and $0.6 million related to the refinancing of revolving credit loans during the third quarter of 2024, and $0.2 million related to the redemption in full of our then remaining outstanding 5.25% senior notes due 2025 during the fourth quarter of 2024. In connection with repurchases and a partial redemption of our 5.25% senior notes due 2025, we recorded a pre-tax net gain on extinguishment of debt for fiscal 2023 of $0.9 million. The repurchases resulted in a gain of $1.9 million, net of the accelerated amortization of deferred debt financing costs of $0.3 million, which was partially offset by a loss of $1.0 million resulting from the accelerated amortization of deferred debt financing costs upon the partial redemption. There was no gain or loss on extinguishment of debt for fiscal 2022.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 28, 2024, December 30, 2023 and December 31, 2022

Contractual Maturities. As of December 28, 2024, the aggregate contractual maturities of long-term debt were as follows (in thousands):

Aggregate Contractual Maturities(1)
Fiscal year:
2025	$5,625
2026	4,500
2027	554,500
2028	1,047,690
2029	432,000
Thereafter	—
Total	$2,044,315
(1)	Fiscal years 2025 to 2029 also reflect amortization payments per calendar quarter of 0.25% of the original principal amount of our tranche B term loans due 2029.

Accrued Interest. At December 28, 2024 and December 30, 2023, accrued interest of $31.5 million and $24.5 million, respectively, is included in accrued expenses in the accompanying consolidated balance sheets.

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

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 28, 2024, December 30, 2023 and December 31, 2022

The carrying values and fair values of our revolving credit loans, term loans, senior notes and senior secured notes as of December 28, 2024 and December 30, 2023 were as follows (in thousands):

	December 28, 2024				December 30, 2023
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving credit loans	$245,000		$245,000	(1)	$170,000		$170,000	(1)
Tranche B term loans due 2029	445,568	(2)	445,568	(3)	527,443	(2)	522,169	(3)
5.25% senior notes due 2027	550,000		522,500	(3)	550,000		497,750	(3)
8.00% senior secured notes due 2028	$798,283	(4)	$818,240	(3)	$547,372		$572,688	(3)
(1)	Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.
(2)	The carrying value of the tranche B term loans includes a discount. At December 28, 2024 and December 30, 2023, the face amount of the tranche B term loans was $450.0 million and $528.6 million, respectively.
(3)	Fair values are estimated based on quoted market prices.
(4)	The carrying value of the 8.00% senior secured notes due 2028 includes a discount. At December 28, 2024, and December 30, 2023, the face amount of the 8.00% senior secured notes due 2028 was $799.3 million and $550.0 million, respectively.

There was no Level 3 activity during fiscal 2024, 2023 or 2022.

(9)	Accumulated Other Comprehensive (Loss) Income

The reclassifications from accumulated other comprehensive (loss) income (AOCLI) for fiscal 2024, 2023 and 2022 were as follows (in thousands):

	Amount Reclassified
	From AOCLI			Affected Line Item in the
				Statement Where
Details about AOCLI Components	Fiscal 2024	Fiscal 2023	Fiscal 2022	Net (Loss) Income is Presented
Defined benefit pension plan items
Amortization of unrecognized (gain) loss	$(55)	$(35)	$107	See (1) below
Accumulated other comprehensive (gain) loss before tax	(55)	(35)	107	Total before tax
Tax expense (benefit)	14	9	(26)	Income tax benefit
Total reclassification	$(41)	$(26)	$81	Net of tax
(1)	These items are included in the computation of net periodic pension cost. See Note 12, “Pension Benefits,” for additional information.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 28, 2024, December 30, 2023 and December 31, 2022

Changes in AOCLI for fiscal 2024, 2023 and 2022 were as follows (in thousands):

		Foreign Currency
	Defined Benefit	Translation
	Pension Plan Items	Adjustments	Total
Balance at January 1, 2022	$(9,344)	$(8,825)	$(18,169)
Other comprehensive income (loss) before reclassifications	11,708	(2,969)	8,739
Amounts reclassified from AOCLI	81	—	81
Net current period other comprehensive income (loss)	11,789	(2,969)	8,820
Balance at December 31, 2022	2,445	(11,794)	(9,349)
Other comprehensive income before reclassifications	1,889	10,083	11,972
Amounts reclassified from AOCLI	(26)	—	(26)
Net current period other comprehensive income	1,863	10,083	11,946
Balance at December 30, 2023	4,308	(1,711)	2,597
Other comprehensive income (loss) before reclassifications	13,043	(20,342)	(7,299)
Amounts reclassified from AOCLI	(41)	—	(41)
Net current period other comprehensive income (loss)	13,002	(20,342)	(7,340)
Balance at December 28, 2024	$17,310	$(22,053)	$(4,743)

(10)	Income Taxes

The components of loss before income tax benefit consist of the following (in thousands):

	Fiscal 2024	Fiscal 2023	Fiscal 2022
U.S.	$(348,969)	$(67,870)	$(33,105)
Foreign	18,460	737	14,198
Total	$(330,509)	$(67,133)	$(18,907)

Income tax benefit consists of the following (in thousands):

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Current:
Federal	$17,265	$16,363	$12,086
State	2,384	2,074	1,921
Foreign	200	7,023	5,353
Current income tax	19,849	25,460	19,360
Deferred:
Federal	(86,499)	(19,936)	(20,674)
State	(18,216)	(2,340)	(5,145)
Foreign	5,608	(4,119)	(1,078)
Deferred income tax	(99,107)	(26,395)	(26,897)
Income tax benefit	$(79,258)	$(935)	$(7,537)

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 28, 2024, December 30, 2023 and December 31, 2022

Income tax benefit differs from the expected income tax benefit (computed by applying the U.S. federal income tax rate of 21% for fiscal 2024, 2023 and 2022, respectively, to loss before income tax benefit) as a result of the following:

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Federal income tax provision at statutory rate	21.0%	21.0%	21.0%
Increase (decrease):
State and local taxes, net of federal benefits	3.6	3.4	6.4
Foreign income taxed at different rates, net of foreign tax credits	0.1	(0.8)	(4.0)
Permanent differences	(0.6)	(0.3)	2.6
Deferred tax adjustment related to Back to Nature divestiture	—	10.4	—
Changes in tax rates	(0.9)	(3.7)	13.0
Tax credits	0.1	0.4	1.0
Valuation allowance	0.6	(31.4)	—
Other	0.1	2.4	(0.1)
Total	24.0%	1.4%	39.9%

Changes in state apportionment, state filings or state tax laws impacted our deferred blended state rate, resulting in a deferred state tax benefit of $0.8 million, $0.2 million and $2.3 million in fiscal 2024, 2023 and 2022, respectively.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	December 28,	December 30,
	2024	2023
Deferred tax assets:
Accounts receivable, principally due to allowance	$270	$47
Inventories, principally due to additional costs capitalized for tax purposes	986	7,357
Operating lease liabilities	13,440	16,998
Accrued expenses and other liabilities	10,573	13,000
Capital loss, net operating losses and tax credit carryforwards	23,921	25,917
Interest expense deductions limitation	72,689	46,865
Unrealized losses	431	21
Gross deferred tax assets	122,310	110,205
Valuation allowances	(21,221)	(23,293)
Deferred tax assets, net	101,089	86,912
Deferred tax liabilities:
Property, plant and equipment	(25,454)	(29,359)
Goodwill and other intangible assets	(217,335)	(291,711)
Prepaid expenses and other assets	(3,482)	(333)
Operating lease right-of-use assets	(13,525)	(16,981)
Gross deferred tax liabilities	(259,796)	(338,384)
Net deferred tax liabilities	$(158,707)	$(251,472)

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 28, 2024, December 30, 2023 and December 31, 2022

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income and reversal of deferred tax liabilities over the periods in which the deferred tax assets are deductible, a valuation allowance of $21.2 million, $23.3 million and $2.3 million was recorded during fiscal 2024, 2023 and 2022, respectively, to record only the portion of the deferred tax asset that management believes is more likely than not that we will realize the benefits of these deductible differences. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during future periods are reduced.

At December 28, 2024 and December 30, 2023, we had $0.4 million and $0.2 million, respectively, of reserves for uncertain tax positions, which increased due to the incurrence of an additional tax year. Our policy is to classify interest and penalties resulting from income tax uncertainties as income tax expense.

At December 28, 2024 we had intangible assets of $767.0 million for tax purposes, which are amortizable through 2038.

We operate in multiple taxing jurisdictions within the United States, Canada and Mexico and from time to time face audits from various tax authorities regarding the deductibility of certain expenses, state income tax nexus, intercompany transactions, transfer pricing and other matters. We remain subject to examination in all of our tax jurisdictions until the applicable statutes of limitations expire. As of December 28, 2024, a summary of the tax years that remain subject to examination in our major tax jurisdictions are:

United States—Federal	2021 and forward
United States—States	2020 and forward
Canada	2020 and forward
Mexico	2019 and forward

The U.S. Tax Cuts and Jobs Act of 2017, which we refer to as the “U.S. Tax Act,” limits the deduction for net interest expense (including treatment of depreciation and other deductions in arriving at adjusted taxable income) incurred by a corporate taxpayer to 30% of the taxpayer’s adjusted taxable income. Beginning with fiscal 2022, our adjusted taxable income as computed for purposes of the interest expense deduction limitation is computed after any deduction allowable for depreciation and amortization. As a result, our adjusted taxable income (used to compute the limitation) decreased and we were subject to the interest expense deduction limitation in fiscal 2024, 2023 and 2022, resulting in an increase to taxable income of $110.8 million, $107.7 million and $90.2 million, respectively. We expect to continue to be subject to the interest deduction limitation in future years. We have recorded a deferred tax asset of $72.7 million and $46.9 million for fiscal 2024 and fiscal 2023, respectively, related to the interest deduction carryover, without a valuation allowance, as the disallowed interest may be carried forward indefinitely. The increase in our cash taxes resulting from the interest expense deduction limitation was approximately $19.5 million, $25.0 million and $20.6 million for fiscal 2024, 2023 and 2022, respectively. We expect to continue to be unable to fully utilize interest expense deductions in fiscal 2025 and future periods, which will negatively impact our cash taxes. In addition, there are various factors that may cause tax assumptions to change in the future, and we may have to record a valuation allowance against these deferred tax assets.

The U.S. Treasury issued several regulations supplementing the U.S. Tax Act in 2018, including detailed guidance clarifying the calculation of the mandatory tax on previously unrepatriated earnings, application of the existing foreign tax credit rules to newly created categories and expanding details for application of the base erosion tax on affiliate payments. These regulations are to be applied retroactively and did not materially impact our fiscal 2024, 2023 or 2022 tax rates.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 28, 2024, December 30, 2023 and December 31, 2022

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

“At-The-Market” (ATM) Equity Offering Program. We did not sell any shares of our common stock under our ATM equity offering program during fiscal 2024.

During fiscal 2023, we sold 6,332,846 shares of our common stock under the ATM equity offering program. We generated $75.3 million in gross proceeds, or $11.90 per share, from the sales, paid commissions to the sales agents of approximately $1.5 million and incurred other fees and expenses of approximately $0.1 million.

During fiscal 2022, we sold 2,853,342 shares of our common stock under an ATM equity offering program. We generated $66.6 million in gross proceeds, or $23.33 per share, from the sales, paid commissions to the sales agents of approximately $1.3 million and incurred other fees and expenses of approximately $0.2 million.

We used the net proceeds from shares sold under the ATM equity offering program during fiscal 2023 and fiscal 2022 to repay, redeem or repurchase long-term debt, to pay offering fees and expenses, and for general corporate purposes.

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

As of December 28, 2024, 3,667,154 shares of our common stock remained authorized and available for issuance under our ATM equity offering program.

(12)	Pension Benefits

Company-Sponsored Defined Benefit Pension Plans. As of December 28, 2024, we had four company-sponsored defined benefit pension plans covering approximately 21.3% of our employees. Three of these defined benefit pension plans are for the benefit of certain of our union employees and one is for the benefit of salaried and certain hourly employees. The benefits in the salaried and hourly plan are based on each employee’s years of service and compensation, as defined. Since January 1, 2020, newly hired employees are no longer eligible to participate in any of our four company-sponsored defined benefit pension plans.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 28, 2024, December 30, 2023 and December 31, 2022

The following table sets forth our defined benefit pension plans’ benefit obligation, fair value of plan assets and funded status recognized in the consolidated balance sheets. We used December 28, 2024 and December 30, 2023 measurement dates for fiscal 2024 and 2023, respectively, to calculate end of year benefit obligations, fair value of plan assets and annual net periodic benefit cost (in thousands):

	December 28,	December 30,
	2024	2023
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$161,334	$151,273
Actuarial (gain) loss(1)	(14,182)	4,701
Service cost	5,094	5,204
Interest cost	7,599	7,436
Benefits paid	(5,961)	(7,280)
Projected benefit obligation at end of year	153,884	161,334
Change in plan assets:
Fair value of plan assets at beginning of year	164,783	151,165
Actual return on plan assets	14,969	18,398
Employer contributions	2,500	2,500
Benefits paid	(5,961)	(7,280)
Fair value of plan assets at end of year	176,291	164,783
Net amount recognized:
Other assets	22,407	12,005
Other long-term liabilities	—	(8,556)
Funded status at the end of the year	22,407	3,449
Amount recognized in accumulated other comprehensive income consists of:
Actuarial gain	19,408	2,072
Deferred taxes	(2,098)	2,236
Accumulated other comprehensive income	$17,310	$4,308
(1)	Actuarial (gain) loss primarily reflects changes in discount rates.

The accumulated benefit obligations of these plans were $144.9 million and $151.3 million at December 28, 2024 and December 30, 2023, respectively. The following information presents a summary of pension plans with an accumulated benefit obligation and a projected benefit obligation in excess of plan assets (in thousands):

	December 28,	December 30,
	2024	2023
Accumulated benefit obligation	$—	$—
Fair value of plan assets	—	—

Projected benefit obligation	$—	$90,598
Fair value of plan assets	—	82,042

The assumptions used in the measurement of our benefit obligation as of December 28, 2024 and December 30, 2023 are shown in the following table:

	December 28,	December 30,
	2024	2023
Discount rate	5.41 - 5.50%	4.75 - 4.81%
Rate of compensation increase	3.50%	3.50%
Expected long-term rate of return	7.25%	7.25%

The discount rate used to determine year-end fiscal 2024 and fiscal 2023 pension benefit obligations was derived by matching the plans’ expected future cash flows to the corresponding yields from the FTSE Pension Discount Curve (formerly known as the Citigroup Pension Discount Curve). This yield curve has been constructed to represent the available yields on high-quality fixed-income investments across a broad range of future maturities.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 28, 2024, December 30, 2023 and December 31, 2022

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

Net periodic pension cost includes the following components (in thousands):

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Service cost—benefits earned during the period	$5,094	$5,204	$8,871
Interest cost on projected benefit obligation	7,599	7,436	5,464
Expected return on plan assets	(11,759)	(11,181)	(12,945)
Amortization of unrecognized (gain) loss	(55)	(35)	107
Net periodic pension cost	$879	$1,424	$1,497

The following table sets forth the changes in amounts recorded in accumulated other comprehensive (loss) income for fiscal 2024, 2023 and 2022, respectively (in thousands):

Changes in amounts recorded in accumulated other comprehensive (loss) income:	Fiscal 2024	Fiscal 2023	Fiscal 2022
Net (loss) gain	$(17,281)	$2,515	$15,571
Amortization of unrecognized (gain) loss	(55)	(35)	107
Total recorded in other comprehensive (loss) income	$(17,336)	$2,480	$15,678

Our pension plan assets are managed by outside investment managers; assets are rebalanced at the end of each quarter. Our investment strategy with respect to pension assets is to maximize return while protecting principal. The investment manager has the flexibility to adjust the asset allocation and move funds to the asset class that offers the most opportunity for investment returns.

The asset allocation for our pension plans at December 28, 2024 and December 30, 2023, and the target allocation for fiscal 2024, by asset category, follows:

		Percentage of Plan
		Assets at Year End
	Target	December 28,	December 30,
Asset Category	Allocation	2024	2023
Equity securities	70%	55%	57%
Fixed income securities	30%	39%	38%
Other	—%	6%	5%
Total	100%	100%	100%

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

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 28, 2024, December 30, 2023 and December 31, 2022

The fair values of our pension plan assets at December 28, 2024 and December 30, 2023, utilizing the fair value hierarchy discussed in Note 8, “Fair Value Measurements” follow (in thousands):

	December 28, 2024		December 30, 2023
	Level 1	Levels 2 & 3	Level 1	Levels 2 & 3
Asset Category
Cash	$10,230	$—	$7,934	$—
Equity securities:
U.S. mutual funds	16,856	—	13,561	—
Foreign mutual funds	11,814	—	14,594	—
U.S. common stocks	57,367	—	55,185	—
Foreign common stocks	11,669	—	11,410	—
Fixed income securities:
U.S. mutual funds	68,355	—	62,099	—
Total fair value of pension plan assets	$176,291	$—	$164,783	$—

The investment portfolio contains a diversified blend of common stocks, bonds, cash equivalents and other investments, which may reflect varying rates of return. The investments are further diversified within each asset classification. The portfolio diversification provides protection against a single security or class of securities having a disproportionate impact on aggregate performance. Of the $57.4 million of U.S. common stocks in the investment portfolio at December 28, 2024, $2.8 million was invested in B&G Foods’ common stock. Of the $55.2 million of U.S. common stocks in the investment portfolio at December 30, 2023, $4.2 million was invested in B&G Foods’ common stock.

As of December 28, 2024, pension plan benefit payments were expected to be as follows (in thousands):

Pension Plan Benefit Payments
Fiscal year:
2025	$6,820
2026	7,384
2027	7,969
2028	8,582
2029	9,237
2030 to 2034	$54,267

We made total contributions to our company-sponsored defined benefit pension plans of $2.5 million during fiscal 2024 and we expect to make $2.5 million of contributions to our company-sponsored defined benefit pension plans during fiscal 2025.

We also sponsor defined contribution plans covering substantially all of our employees. Employees may contribute to these plans and these contributions are matched by us at varying amounts. Contributions for the matching component of these plans amounted to $5.7 million, $4.6 million and $4.3 million for fiscal 2024, 2023 and 2022, respectively.

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

In connection with the closure and sale of the Portland manufacturing facility, we withdrew from participation in the plan during the fourth quarter of 2021. As a result, we are required to make monthly withdrawal liability payments to the plan over 20 years. These payments amount to approximately $0.9 million on an annual basis beginning

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 28, 2024, December 30, 2023 and December 31, 2022

March 1, 2022. As of December 28, 2024, the present value of the remaining payments amounting to $12.3 million is reflected as a liability on our consolidated balance sheet.

For more information about the closure and sale of the Portland manufacturing facility, see Note 16, “Sale of Portland, Maine Manufacturing Facility.”

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

Operating leases and a finance lease are included in the accompanying consolidated balance sheets in the following line items (in thousands):

	December 28,	December 30,
	2024	2023
Right-of-use assets:
Operating lease right-of-use assets	$55,431	$70,046
Finance lease right-of-use assets	773	1,832
Total lease right-of-use assets	$56,204	$71,878

Operating lease liabilities:
Current portion of operating lease liabilities	$17,963	$16,939
Long-term operating lease liabilities, net of current portion	37,697	53,724
Total operating lease liabilities	$55,660	$70,663

Finance lease liabilities:
Current portion of finance lease liabilities	$726	$1,070
Long-term finance lease liabilities, net of current portion	—	726
Total finance lease liabilities	$726	$1,796

The following table shows supplemental information related to leases (in thousands):

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$19,795	$18,678	$16,845
Cash paid for amounts included in the measurement of finance lease liabilities	$1,099	$1,099	$732

The components of operating lease costs were as follows:
Cost of goods sold	$12,548	$11,852	$10,294
Selling, general and administrative expenses	6,839	6,909	6,614
Total operating lease costs	$19,387	$18,761	$16,908

The components of finance lease costs were as follows:
Depreciation of finance right-of-use assets	$1,058	$1,058	$638
Interest on finance lease liabilities	30	54	44
Total finance lease costs	$1,088	$1,112	$682

Total net lease costs	$20,475	$19,873	$17,590

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 28, 2024, December 30, 2023 and December 31, 2022

Total rent expense was $20.6 million, $20.5 million and $19.3 million, including the operating lease costs of $19.4 million, $18.8 million and $16.9 million stated above, for fiscal 2024, 2023 and 2022, respectively.

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

The following table shows the weighted average lease term and weighted average discount rate for our ROU assets:

	December 28,	December 30,
	2024	2023
Weighted average remaining lease term (years)
Operating leases	4.3	4.9
Finance lease	0.7	1.7
Weighted average discount rate
Operating leases	3.77%	3.77%
Finance lease	2.30%	2.30%

As of December 28, 2024, the maturities of lease liabilities were as follows (in thousands):

	Operating Leases	Finance Lease	Total Maturities of Lease Liabilities
Fiscal year:
2025	$19,636	$732	$20,368
2026	14,171	—	14,171
2027	9,579	—	9,579
2028	8,005	—	8,005
2029	3,436	—	3,436
Thereafter	5,389	—	5,389
Total undiscounted future minimum lease payments	60,216	732	60,948
Less: Imputed interest	(4,556)	(6)	(4,562)
Total present value of future lease liabilities	$55,660	$726	$56,386

(14)	Commitments and Contingencies

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

Environmental. We are subject to environmental laws and regulations in the normal course of business. We did not make any material expenditures during fiscal 2024, 2023 or 2022 in order to comply with environmental laws and regulations. Based on our experience to date, management believes that the future cost of compliance with existing environmental laws and regulations (and liability for any known environmental conditions) will not have a material adverse effect on our consolidated financial position, results of operations or liquidity. However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

Collective Bargaining Agreements. As of December 28, 2024, 1,426 of our 2,784 employees, or approximately 51.2%, were covered by collective bargaining agreements. As of the date of this report, only one of our collective

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 28, 2024, December 30, 2023 and December 31, 2022

bargaining agreements expires in the next twelve months. The collective bargaining agreement for our Ankeny, Iowa facility, which covers approximately 321 employees, is scheduled to expire on April 6, 2025.

While we believe that our relations with our union employees are in general good, we cannot assure you that we will be able to negotiate a new collective bargaining agreement for our Ankeny facility on terms satisfactory to us, or at all, and without production interruptions, including labor stoppages. At this time, however, management does not expect that the outcome of these negotiations will have a material adverse impact on our business, financial condition or results of operations.

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

Annual Bonus Plan. Annually, the compensation committee of our board of directors establishes a bonus plan that provides for cash awards to be made to our executive officers and other senior managers upon the attainment of applicable company-wide and business unit financial objectives. Awards are normally paid in cash in a lump sum following the close of each plan year. Accrued expenses in the accompanying consolidated balance sheet includes an accrual for the annual bonus of $6.9 million and $11.1 million as of December 28, 2024 and December 30, 2023, respectively.

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

The Omnibus Plan authorizes the grant of performance share awards, restricted stock, options, stock appreciation rights, deferred stock, stock units, common stock and cash-based awards to employees, non-employee directors and consultants. As of December 28, 2024, 4,912,423 shares of common stock were available for future issuance. Some of those shares are subject to outstanding performance share LTIAs and stock options as described in the table below.

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

December 28, 2024, December 30, 2023 and December 31, 2022

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

The following table details the activity in our performance share LTIAs for fiscal 2024:

		Weighted Average
	Number of	Grant Date Fair Value
	Performance Shares (1)	(per share)(2)
Beginning of fiscal 2024	1,606,768	$17.29
Granted	1,451,362	$9.21
Vested	—	$—
Forfeited	(374,024)	$23.66
End of fiscal 2024	2,684,106	$12.03
(1)	Solely for purposes of this table, the number of performance shares is based on the participants earning the maximum number of performance shares (i.e., 233.333% or 300.000%, as applicable, of the target number of performance shares).
(2)	The fair value of the awards was determined based upon the closing price of our common stock on the applicable measurement dates (i.e., the deemed grant dates for accounting purposes) reduced by the present value of expected dividends using the risk-free interest-rate as the award holders are not entitled to dividends or dividend equivalents during the vesting period.

Restricted Stock. The following table details the activity in our restricted stock for fiscal 2024:

		Weighted Average
	Number of Shares	Grant Date Fair Value
	of Restricted Stock	(per share)(1)
Beginning of fiscal 2024	369,573	$16.65
Granted	479,746	$11.36
Vested	(138,953)	$17.73
Forfeited	(21,229)	$13.03
End of fiscal 2024	689,137	$12.86
(1)	The fair value of the awards was determined based upon the closing price of our common stock on the applicable measurement dates (i.e., the deemed grant dates for accounting purposes).

Stock Options. The following table details our stock option activity for fiscal 2024 (dollars in thousands, except per share data):

		Weighted	Weighted Average
		Average	Contractual Life	Aggregate
	Options	Exercise Price	Remaining (Years)	Intrinsic Value
Outstanding at beginning of fiscal 2024	1,745,750	$25.11	7.44	$—
Granted	71,268	$9.59
Exercised	—	$—
Forfeited	—	$—
Expired	(43,445)	$30.94
Outstanding at end of fiscal 2024	1,773,573	$24.35	6.70	$—
Exercisable at end of fiscal 2024	802,305	$30.09	4.89	$—

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 28, 2024, December 30, 2023 and December 31, 2022

The fair value of the options was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following assumptions. Expected volatility was based on both historical and implied volatilities of our common stock over the estimated expected term of the award. The expected term of the options granted represents the period of time that options were expected to be outstanding and is generally based on the “simplified method” in accordance with accounting guidance. We generally utilize the simplified method to determine the expected term of the options as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. However, a portion of the options granted during the first quarter of 2023 were granted with exercise prices significantly above the closing price on the date of grant. For those options, we modified the method for determining the expected term and adjusted to or towards the full remaining contractual life. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury implied yield at the date of grant. The assumptions used in the Black-Scholes option-pricing model during fiscal 2024 and fiscal 2023 were as follows:

	Fiscal 2024	Fiscal 2023
Weighted average grant date fair value	$2.32	$2.71
Expected volatility	48.2%	39.6% - 43.3%
Expected term	5.5 years	5.5 years - 8.3 years
Risk-free interest rate	4.4%	3.6% - 3.7%
Dividend yield	7.9%	5.4% - 5.9%

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

The following table details the net number of shares of common stock issued by our company during fiscal 2024, 2023 and 2022 for share-based compensation:

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Number of performance shares vested	—	360,926	337,284
Shares withheld for tax withholding	—	(131,803)	(125,152)
Shares of common stock issued for performance share LTIAs	—	229,123	212,132
Shares of common stock issued upon the exercise of stock options	—	—	2,227
Shares of common stock issued to non-employee directors for annual equity grants	116,532	81,531	46,773
Shares of restricted common stock issued to employees	479,746	329,821	51,590
Shares of restricted stock cancelled for tax withholding upon vesting	(54,668)	(14,448)	(15,903)
Shares of restricted stock cancelled upon forfeiture	(21,229)	(2,598)	(3,668)
Net shares of common stock issued	520,381	623,429	293,151

The following table sets forth the compensation expense recognized for share-based payments (performance share LTIAs, restricted stock, stock options, non-employee director stock grants, and other share-based payments) during the last three fiscal years and where that expense is reflected in our consolidated statements of operations (in thousands):

Consolidated Statements of Operations Location	Fiscal 2024	Fiscal 2023	Fiscal 2022
Compensation expense included in cost of goods sold	$960	$633	$695
Compensation expense included in selling, general and administrative expenses	7,704	6,558	3,222
Total compensation expense for share-based payments	$8,664	$7,191	$3,917

As of December 28, 2024, there was $5.3 million of unrecognized compensation expense related to performance share LTIAs, which is expected to be recognized over the next 2.0 fiscal years, $5.6 million of unrecognized compensation expense related to restricted stock, which is expected to be recognized over the next 2.2

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 28, 2024, December 30, 2023 and December 31, 2022

fiscal years, and $1.6 million of unrecognized compensation expense related to stock options, which is expected to be recognized over the next 3.1 fiscal years.

(16)	Sale of Portland, Maine Manufacturing Facility

During the first quarter of 2022, we completed the sale of our Portland, Maine manufacturing facility and 13.5 acre property and separately sold certain equipment that had been used at the facility. We received sales proceeds for the property and the equipment of approximately $11.1 million in the aggregate and recognized a gain of $7.1 million, which is recorded in “Loss (gain) on sales of assets” in the accompanying consolidated statements of operations. The positive impact during the first quarter of 2022 of the gain on sales was partially offset by approximately $2.2 million of expenses incurred during the first quarter of 2022 relating to the closure of the facility and the transfer of manufacturing operations.

(17)	Business Segment Information

Historically, we operated in a single industry segment. However, beginning with the first quarter of 2024, we now operate in, and have begun reporting results by, four reportable segments. This change stemmed from our recent formation and the evolution of our four business units: Specialty, Meals, Frozen & Vegetables and Spices & Flavor Solutions. Prior period segment results in the consolidated financial statements and related notes in this report have been recast to reflect the change from one reportable segment to four reportable segments.

Segment net sales, segment adjusted expenses and segment adjusted EBITDA are the primary measures used by our chief operating decision maker (CODM) to evaluate segment operating performance and to decide how to allocate resources to our reportable segments. Our CODM is our chief executive officer.

We define segment adjusted expenses as cost of goods sold and other expenses incurred by our business segments to run day-to-day operations. Segment adjusted expenses and segment adjusted EBITDA exclude unallocated corporate items, depreciation and amortization, acquisition/divestiture-related and non-recurring expenses, impairment of intangible assets, goodwill and assets held for sale, gains and losses on sales of assets, interest expense, and income tax expense or benefit. Unallocated corporate items consist of centrally managed corporate functions, including selling, marketing, procurement, centralized administrative functions, insurance, and other similar expenses not directly tied to segment operating performance. Depreciation and amortization expenses are neither maintained nor available by reporting unit, as our manufacturing, warehouse, and distribution activities are centrally managed. These items that are centrally managed at the corporate level, and therefore excluded from the measures of segment adjusted expenses and segment adjusted EBITDA, are reviewed by our CODM. Our CODM also compares segment net sales and segment adjusted EBITDA to performance-based compensation metrics to assess the performance of each segment and utilizes this review to allocate resources, make investment decisions, and deploy assets. Expenses that are managed centrally but can be attributed to a segment, such as warehousing and transportation expenses, are generally allocated to segments based on net sales.

Information about total assets by operating segment is not provided or reviewed by the CODM.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 28, 2024, December 30, 2023 and December 31, 2022

Our reportable segment results were as follows (in thousands):

	Fiscal Year Ended
	December 28,	December 30,	December 31,
	2024	2023	2022
Segment net sales:
Specialty	$679,076	$722,429	$773,295
Meals	462,397	477,567	484,863
Frozen & Vegetables	395,785	473,570	526,386
Spices & Flavor Solutions	395,196	388,747	378,456
Total segment net sales	1,932,454	2,062,313	2,163,000

Segment adjusted expenses:
Specialty	508,939	552,016	636,643
Meals	361,344	374,521	388,235
Frozen & Vegetables	386,263	446,482	480,054
Spices & Flavor Solutions	284,348	276,502	274,433
Total segment adjusted expenses	1,540,894	1,649,521	1,779,365

Segment adjusted EBITDA:
Specialty	170,137	170,413	136,652
Meals	101,053	103,046	96,628
Frozen & Vegetables	9,522	27,088	46,332
Spices & Flavor Solutions	110,848	112,245	104,023
Total segment adjusted EBITDA	$391,560	$412,792	$383,635

Unallocated corporate expenses	$96,147	$94,797	$82,672
Depreciation and amortization	68,614	69,620	80,528
Acquisition/divestiture-related and non-recurring expenses	8,938	5,877	12,921
Impairment of goodwill	70,580	—	—
Loss (gain) on sales of assets, net of facility closure costs	135	137,798	(4,928)
Impairment of assets held for sale	—	—	106,434
Impairment of intangible assets	320,000	20,500	—
Impairment of property, plant and equipment, net	208	—	—
Interest expense, net	157,447	151,333	124,915
Income tax benefit	(79,258)	(935)	(7,537)
Net loss	$(251,251)	$(66,198)	$(11,370)

Schedule II

B&G FOODS, INC. AND SUBSIDIARIES

Schedule of Valuation and Qualifying Accounts

(In thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at	Charged to	Charged to
	beginning of	costs and	other accounts—	Deductions—	Balance at
Description	year	expenses	describe	describe(a)	end of year
Fiscal year ended December 31, 2022:
Allowance for doubtful accounts and discounts	$1,997	$326	—	$14	$2,309
Fiscal year ended December 30, 2023:
Allowance for doubtful accounts and discounts	$2,309	$185	—	$239	$2,255
Fiscal year ended December 28, 2024:
Allowance for doubtful accounts and discounts	$2,255	$1,288	—	$14	$3,529
(a)	Represents bad-debt write-offs.

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

Based on our evaluation under the framework of Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective at December 28, 2024. The effectiveness of our internal control over financial reporting as of December 28, 2024 was audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report.

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

Changes in Internal Control over Financial Reporting.

As required by Rule 13a-15(d) under the Exchange Act, our management, including our chief executive officer and our chief financial officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change in our internal control over financial reporting occurred during the fourth quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our chief executive officer and our chief financial officer concluded that there has been no change in our internal control over financial reporting during the fourth quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

Rule 10b5-1 Trading Arrangements. During the fourth quarter of 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as such terms are defined under Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

With the exception of the information relating to our Code of Business Conduct and Ethics that is presented in Part I, Item 1 of this report under the heading “Available Information,” the information required by this Item will appear in the sections entitled “Corporate Governance,” “Proposal 1—Election of Directors,” “Our Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” included in our definitive proxy statement to be filed on or before April 28, 2025, relating to the 2025 annual meeting of stockholders, which information is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will appear in the section entitled “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation” and “Report of the Compensation Committee” included in our definitive proxy statement to be filed on or before April 28, 2025, relating to the 2025 annual meeting of stockholders, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans. The following table summarizes information, as of December 28, 2024, relating to the Omnibus Incentive Compensation Plan, which was approved by our stockholders and under which restricted stock, options, stock appreciation rights, deferred stock, stock units, common stock and cash-based awards to employees, non-employee directors and consultants may be granted from time to time.

Equity Compensation Plan Information

Number of securities
remaining available for
future issuance under
	Number of securities to		Weighted-average		equity compensation
	be issued upon exercise		exercise price of		plans (excluding
	of outstanding options,		outstanding options,		securities reflected in
	warrants and rights		warrants and rights		column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	4,134,446	(1)	$24.35	(2)	777,977	(1)
Equity compensation plans not approved by security holders	—		—		—
Total	4,134,446	(1)	$24.35	(2)	777,977	(1)
(1)	Includes 1,773,573 stock options and 2,360,873 performance share LTIAs outstanding as of December 28, 2024, under the Omnibus Incentive Compensation Plan. Excludes 323,233 shares of common stock that could have been issued under the Omnibus Incentive Compensation Plan in respect of performance share LTIAs for the 2022 to 2024 performance period because the performance goals for the 2022 to 2024 performance period were not satisfied. For purposes of this table, performance share LTIAs include the maximum number of shares (i.e., 233.333% or 300.000% of the target number of shares) of common stock that, as of December 28, 2024, may be issued under the Omnibus Incentive Compensation Plan in respect of the performance share LTIAs, subject to the achievement of specified performance goals. There is, however, no guarantee that all or any part of these performance-based awards will actually be earned and that shares of common stock will be issued upon completion of the performance cycles. In addition, if performance goals are achieved for the performance share LTIAs, plan participants are required to have shares withheld by our company to satisfy tax withholding requirements. Shares not issued due to withholding and shares not issued due to failure to satisfy performance goals do not count against the maximum number of remaining authorized shares under the plan. As a result, columns (a) and (c) overstate the expected dilution.
(2)	Reflects the weighted average exercise price of 1,773,573 stock options outstanding as of December 28, 2024 under the Omnibus Incentive Compensation Plan. The 2,360,873 performance share LTIAs do not have an exercise price and are not included in calculation of the weighted average exercise price set forth in column (b).

The remaining information required by this item will appear in the section entitled “Security Ownership of Certain Beneficial Owners and Management” included in our definitive proxy statement to be filed on or before April 28, 2025 relating to the 2025 annual meeting of stockholders, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will appear in the section entitled “Certain Relationships and Related Transactions” and “Corporate Governance” included in our definitive proxy statement to be filed on or before April 28, 2025, relating to the 2025 annual meeting of stockholders, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will appear in the section entitled “Independent Registered Public Accounting Firm Fees” included in our definitive proxy statement to be filed on or before April 28, 2025, relating to the 2025 annual meeting of stockholders, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

EXHIBIT NO.	DESCRIPTION

3.1

Second Amended and Restated Certificate of Incorporation of B&G Foods, Inc. (Filed as Exhibit 3.1 to B&G Foods’ Current Report on Form 8-K filed on August 13, 2010, and incorporated by reference herein).

3.2

Bylaws of B&G Foods, Inc., as amended and restated through November 8, 2022 (Filed as Exhibit 3.2 to B&G Foods’ Current Report on Form 8-K filed on November 9, 2022, and incorporated by reference herein).

4.1

Description of the securities of B&G Foods, Inc. registered pursuant to Section 12 of the Securities Exchange Act of 1934 (Filed as Exhibit 4.1 to B&G Foods’ Annual Report on Form 10-K filed on February 26, 2020, and incorporated by reference herein).

4.2	Form of stock certificate for common stock (Filed as Exhibit 4.1 to B&G Foods’ Current Report on Form 8-K filed on August 13, 2010, and incorporated by reference herein).

4.3

Indenture, dated as of June 4, 2013, between B&G Foods, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (Filed as Exhibit 4.1 to B&G Foods’ Current Report on Form 8-K filed on June 4, 2013, and incorporated by reference herein).

4.4

Tenth Supplemental Indenture, dated as of September 26, 2019, among B&G Foods, Inc., the Guarantors (as defined therein), and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 5.25% senior notes due 2027 (Filed as Exhibit 4.1 to B&G Foods’ Current Report on Form 8-K filed on September 26, 2019, and incorporated by reference herein).

4.5	Form of 5.25% Senior Note due 2027 (Included in Exhibit 4.4).

4.6

Indenture, dated as of September 26, 2023, among B&G Foods, Inc., the Guarantors (as defined therein), and The Bank of New York Mellon Trust Company, N.A. as trustee and notes collateral agent, relating to the 8.00% senior secured notes due 2028 (Filed as Exhibit 4.1 to B&G Foods’ Current Report on Form 8-K filed on September 26, 2023, and incorporated by reference herein).

4.7	Form of 8.00% Senior Secured Notes due 2028 (Included in Exhibit 4.6).

10.1

Eighth Amendment to Credit Agreement, dated as of July 12, 2024, to the Amended and Restated Credit Agreement, dated as of October 2, 2015, as amended, among B&G Foods, Inc., as borrower, the subsidiaries of B&G Foods, Inc. from time to time party thereto as guarantors, the several banks and other financial institutions or entities from time to time party thereto as lenders and Barclays Bank PLC, as administrative agent for the lenders and as collateral agent for the secured parties (Filed as Exhibit 10.1 to B&G Foods’ Current Report on Form 8-K filed on July 15, 2024, and incorporated by reference herein).

10.2

Guarantee and Collateral Agreement, dated as of June 5, 2014, among B&G Foods, Inc., B&G Foods North America, Inc., and each other subsidiary of B&G Foods, Inc. party thereto from time to time, and Credit Suisse AG, as collateral agent (Filed as Exhibit 10.2 to B&G Foods’ Current Report on Form 8-K filed on June 9, 2014, and incorporated by reference herein).

10.3

Collateral Agreement, dated as of September 26, 2023, among B&G Foods, Inc. and certain subsidiaries of B&G Foods, Inc. from time to time party thereto, as grantors in favor of The Bank of New York Mellon Trust Company, N.A., as notes collateral agent (Filed as Exhibit 10.2 to B&G Foods’ Current Report on Form 8-K filed on September 26, 2023, and incorporated by reference herein).

10.4

Amended and Restated Employment Agreement by and between Scott E. Lerner and B&G Foods, Inc., dated as of December 31, 2008 (Filed as Exhibit 10.5 to B&G Foods’ Current Report on Form 8-K filed on January 6, 2009, and incorporated by reference herein).

EXHIBIT NO.	DESCRIPTION
10.5

First Amendment to Amended and Restated Employment Agreement, dated March 10, 2020, between B&G Foods, Inc. and Scott E. Lerner (Filed as Exhibit 10.1 to B&G Foods’ Current Report on Form 8-K filed on March 11, 2020, and incorporated by reference herein).

10.6

Employment Agreement, dated as of August 1, 2017, between Bruce C. Wacha and B&G Foods, Inc. (Filed as Exhibit 10.1 to B&G Foods Quarterly Report on Form 10-Q filed on November 3, 2017, and incorporated herein by reference).

10.7

First Amendment to Employment Agreement, dated as of November 6, 2017, between, Bruce C. Wacha and B&G Foods, Inc. (Filed as Exhibit 10.2 to B&G Foods’ Current Report on Form 8-K filed on November 7, 2017, and incorporated by reference herein).

10.8

Employment Agreement, dated as of February 26, 2019, between Jordan E. Greenberg and B&G Foods, Inc. (Filed as Exhibit 10.3 to B&G Foods’ Current Report on Form 8-K filed on March 1, 2019, and incorporated by reference herein).

10.9

Employment Agreement, dated as of February 26, 2019, between Ellen M. Schum and B&G Foods, Inc. (Filed as Exhibit 10.4 to B&G Foods’ Current Report on Form 8-K filed on March 1, 2019, and incorporated by reference herein).

10.10

Employment Agreement, dated as of May 11, 2021, between Kenneth C. “Casey” Keller and B&G Foods, Inc. (Filed as Exhibit 10.1 to B&G Foods’ Current Report on Form 8 K filed on May 12, 2021, and incorporated by reference herein).

10.11

B&G Foods, Inc. Omnibus Incentive Compensation Plan, as amended and restated on May 27, 2023 (Filed as Annex A to B&G Foods’ Definitive Proxy Statement on Schedule 14A, filed on March 30, 2023, and incorporated by reference herein).

10.12

Form of B&G Foods, Inc. Performance Share Long-Term Incentive Award Agreement (Filed as Exhibit 10.1 to B&G Foods’ Quarterly Report on Form 10-Q filed on May 7, 2019, and incorporated by reference herein).

10.13

Form of B&G Foods, Inc. Stock Option Agreement (Non-Qualified Stock Option) (Filed as Exhibit 10.2 to B&G Foods’ Quarterly Report on Form 10-Q filed on May 7, 2019, and incorporated by reference herein).

10.14

Form of B&G Foods, Inc. Non-Employee Director Stock Option Agreement (Non-Qualified Stock Option) (Filed as Exhibit 10.3 to B&G Foods’ Quarterly Report on Form 10-Q filed on May 7, 2019, and incorporated by reference herein).

10.15	Form of B&G Foods, Inc. Restricted Stock Award Agreement (Filed as Exhibit 10.4 to B&G Foods’ Quarterly Report on Form 10-Q filed on May 7, 2019, and incorporated by reference herein).

19.1	B&G Foods, Inc. Statement of Policy Concerning Trading in the Company’s Securities, as amended and restated on February 24, 2025.

22.1	Guarantor Subsidiaries (Filed as Exhibit 22.1 to B&G Foods’ Quarterly Report on Form 10-Q filed on November 5, 2024, and incorporated by reference herein).

23.1	Consent of KPMG LLP.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

EXHIBIT NO.	DESCRIPTION
31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer and Chief Financial Officer.

97.1	B&G Foods, Inc. Clawback Policy, dated November 13, 2023 (Filed as Exhibit 97.1 to B&G Foods’ Annual Report on Form 10-K filed on February 28, 2024, and incorporated by reference herein).

101

The following financial information from B&G Foods’ Annual Report for the fiscal year ended December 28, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements and (vii) document and entity information.

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 28, 2024, formatted in iXBRL and contained in Exhibit 101.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 25, 2025	B&G FOODS, INC.

	By:	/s/ Bruce C. Wacha
Bruce C. Wacha
Executive Vice President of Finance
and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Stephen C. Sherrill	Chairman of the Board of Directors	February 25, 2025
Stephen C. Sherrill

/s/ Kenneth C. Keller	President, Chief Executive Officer and Director	February 25, 2025
Kenneth C. Keller	(Principal Executive Officer)

/s/ Bruce C. Wacha	Executive Vice President of Finance and Chief Financial Officer	February 25, 2025
Bruce C. Wacha	(Principal Financial Officer)

/s/ Michael D. Adasczik	Vice President of Finance and Chief Accounting Officer	February 25, 2025
Michael D. Adasczik	(Principal Accounting Officer)

/s/ DeAnn L. Brunts	Director	February 25, 2025
DeAnn L. Brunts

/s/ Debra Martin Chase	Director	February 25, 2025
Debra Martin Chase

/s/ Charles F. Marcy	Director	February 25, 2025
Charles F. Marcy

/s/ Robert D. Mills	Director	February 25, 2025
Robert D. Mills

/s/ Dennis M. Mullen	Director	February 25, 2025
Dennis M. Mullen

/s/ Cheryl M. Palmer	Director	February 25, 2025
Cheryl M. Palmer

/s/ Alfred Poe	Director	February 25, 2025
Alfred Poe

/s/ David L. Wenner	Director	February 25, 2025
David L. Wenner