Form 10-Q
period 2025-03-29
B&G Foods, Inc.
filed 2025-05-06
CIK 1278027

[CONFIDENTIAL DRAFT 2025.05.06]

As filed with the Securities and Exchange Commission on May 7, 2025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 29, 2025 or

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

As of May 1, 2025, the registrant had 79,797,888 shares of common stock, par value $0.01 per share, issued and outstanding.

B&G Foods, Inc. and Subsidiaries

- i -

Forward-Looking Statements

This report includes forward-looking statements, including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The words “believes,” “belief,” “expects,” “projects,” “intends,” “anticipates,” “assumes,” “could,” “should,” “estimates,” “potential,” “seek,” “predict,” “may,” “will” or “plans” and similar references to future periods are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by any forward-looking statements. We believe important factors that could cause actual results to differ materially from our expectations include the following:

●	our substantial leverage, which may impact our ability, among other things, to fund capital expenditures, working capital needs, dividend payments and acquisitions, and to obtain refinancing or additional financing;
●	our ability to comply with the ratios or tests under our long-term debt agreements, including the maximum leverage ratio and minimum interest coverage ratio under our credit agreement, which may be affected not only by our operating performance but also by events beyond our control, including prevailing economic, financial and industry conditions;
●	the effects of international trade disputes, tariffs, quotas, and other import or export restrictions on our procurement, sales and operations (including recent U.S. tariffs imposed or threatened to be imposed on China, Canada and Mexico and other countries and retaliatory actions taken or threatened to be taken by such countries);
●	the effects of rising costs for and/or decreases in the supply of commodities, ingredients, packaging, other raw materials, distribution and labor;
●	crude oil prices and their impact on distribution, packaging and energy costs;
●	our ability to successfully implement sales price increases and cost saving measures to offset any cost increases;
●	intense competition, changes in consumer preferences, demand for our products and local economic and market conditions;
●	our continued ability to promote brand equity successfully, to anticipate and respond to new consumer trends, to develop new products and markets, to broaden brand portfolios in order to compete effectively with lower priced products and in markets that are consolidating at the retail and manufacturing levels and to improve productivity;
●	the ability of our company and our supply chain partners to continue to operate manufacturing facilities, distribution centers and other work locations without material disruption, and to procure ingredients, packaging and other raw materials when needed despite disruptions in the supply chain or labor shortages;
●	the impact pandemics or disease outbreaks may have on our business, including among other things, our supply chain, our manufacturing operations, our workforce and customer and consumer demand for our products;
●	our ability to recruit and retain senior management and a highly skilled and diverse workforce at our corporate offices, manufacturing facilities and other work locations despite a very tight labor market and changing employee expectations as to fair compensation, an inclusive and diverse workplace, flexible working and other matters;
●	the risks associated with the possible expansion of our business through acquisitions or reduction in size through divestitures;
●	our possible inability to successfully complete divestitures of non-core businesses to sharpen our focus, improve our margins, reduce costs and reduce our long-term debt, and, if completed, our possible inability to achieve the expected margin improvements, cost savings and debt reduction;
●	our possible inability to identify new acquisitions or to integrate recent or future acquisitions, or our failure to realize anticipated revenue enhancements, cost savings or other synergies from recent or future acquisitions;

- ii -

●	our ability to successfully complete the integration of recent or future acquisitions into our enterprise resource planning (ERP) system;
●	tax reform and legislation, including the effects of the Infrastructure Investment and Jobs Act, the Inflation Reduction Act, U.S. Tax Cuts and Jobs Act and the U.S. CARES Act, and any future tax reform or legislation;
●	our ability to access the credit markets and our borrowing costs and credit ratings, which may be influenced by credit markets generally and the credit ratings of our competitors;
●	unanticipated expenses, including, without limitation, litigation or legal settlement expenses;
●	the effects of currency movements of the Canadian dollar and the Mexican peso as compared to the U.S. dollar;
●	future impairments of our goodwill, other intangible assets, and tangible assets, such as property, plant, equipment or inventory, which impairments may be triggered if our operating results for any of our brands deteriorate at rates in excess of our current projections, our market capitalization declines or discount rates change, even if due to macroeconomic factors, or may be triggered by divestitures if divestiture proceeds are less than the book value of the assets being divested;
●	our ability to protect information systems against, or effectively respond to, a cybersecurity incident, other disruption or data leak;
●	our ability to successfully implement our sustainability initiatives and achieve our sustainability goals, and changes to environmental laws and regulations;
●	our ability to successfully adopt and utilize new technologies, such as artificial intelligence, including machine learning and generative artificial intelligence;
●	other factors that affect the food industry generally, including:
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
●	other factors discussed elsewhere in this report and in our other public filings with the Securities and Exchange Commission (SEC), including under Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K filed with the SEC on February 25, 2025, and Part, II, Item 1A, “Risk Factors,” in this report.

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

- iii -

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

B&G Foods, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 29,	December 28,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$61,235	$50,583
Trade accounts receivable, net	138,391	172,260
Inventories	514,235	511,232
Prepaid expenses and other current assets	34,830	38,301
Income tax receivable	9,568	9,068
Total current assets	758,259	781,444

Property, plant and equipment, net of accumulated depreciation of $458,590 and $464,153 as of March 29, 2025 and December 28, 2024, respectively	269,526	278,119
Operating lease right-of-use assets	51,433	55,431
Finance lease right-of-use assets	509	773
Goodwill	548,277	548,231
Other intangible assets, net	1,280,951	1,285,946
Other assets	35,554	34,788
Deferred income taxes	9,301	9,320
Total assets	$2,953,810	$2,994,052

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$141,277	$113,209
Accrued expenses	48,500	83,960
Current portion of operating lease liabilities	17,304	17,963
Current portion of finance lease liabilities	455	726
Current portion of long-term debt	5,625	5,625
Income tax payable	327	344
Dividends payable	15,161	15,038
Total current liabilities	228,649	236,865

Long-term debt, net of current portion	2,000,022	2,014,823
Deferred income taxes	166,179	168,027
Long-term operating lease liabilities, net of current portion	34,170	37,697
Other liabilities	11,696	11,833
Total liabilities	2,440,716	2,469,245
Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share. Authorized 125,000,000 shares; 79,797,888 and 79,144,800 shares issued and outstanding as of March 29, 2025 and December 28, 2024, respectively	798	791
Additional paid-in capital	—	—
Accumulated other comprehensive loss	(4,285)	(4,743)
Retained earnings	516,581	528,759
Total stockholders’ equity	513,094	524,807
Total liabilities and stockholders’ equity	$2,953,810	$2,994,052

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	March 29,	March 30,
	2025	2024
Net sales	$425,402	$475,223
Cost of goods sold	335,315	366,342
Gross profit	90,087	108,881

Operating expenses:
Selling, general and administrative expenses	49,132	48,612
Amortization expense	5,109	5,112
Impairment of goodwill	—	70,580
Loss on sales of assets	—	135
Operating income (loss)	35,846	(15,558)

Other expenses (income):
Interest expense, net	37,758	37,825
Other income	(1,147)	(1,042)
Loss before income tax benefit	(765)	(52,341)
Income tax benefit	(1,600)	(12,102)
Net income (loss)	$835	$(40,239)

Weighted average shares outstanding:
Basic	79,169	78,648
Diluted	79,670	78,648

Earnings (loss) per share:
Basic	$0.01	$(0.51)
Diluted	$0.01	$(0.51)

Cash dividends declared per share	$0.19	$0.19

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	March 29,	March 30,
	2025	2024
Net income (loss)	$835	$(40,239)

Other comprehensive income:
Foreign currency translation adjustments	514	95
Pension loss, net of tax	(56)	(8)
Other comprehensive income	458	87
Comprehensive income (loss)	$1,293	$(40,152)

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

As of March 29, 2025

(In thousands, except share and per share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Loss	Earnings	Equity
Balance at December 28, 2024	79,144,800	$791	$—	$(4,743)	$528,759	$524,807
Foreign currency translation	—	—	—	514	—	514
Change in pension benefit (net of $19 of income taxes)	—	—	—	(56)	—	(56)
Net income	—	—	—	—	835	835
Share-based compensation	—	—	2,892	—	—	2,892
Issuance of common stock for share-based compensation	767,569	8	(8)	—	—	—
Cancellation of restricted stock for tax withholding upon vesting	(111,762)	(1)	(736)	—	—	(737)
Cancellation of restricted stock upon forfeiture	(2,719)	—	—	—	—	—
Dividends declared on common stock, $0.19 per share	—	—	(2,148)	—	(13,013)	(15,161)
Balance at March 29, 2025	79,797,888	$798	$—	$(4,285)	$516,581	$513,094

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

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	March 29,	March 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$835	$(40,239)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,838	17,209
Amortization of operating lease right-of-use assets	4,949	4,972
Amortization of deferred debt financing costs and bond discount	1,416	1,298
Deferred income taxes	(1,839)	(17,874)
Impairment of goodwill	—	70,580
Loss on sales of assets and impairment of property, plant and equipment	3,875	135
Share-based compensation expense	3,171	1,783
Changes in assets and liabilities:
Trade accounts receivable	33,893	6,808
Inventories	(2,541)	8,192
Prepaid expenses and other current assets	3,181	(1,271)
Income tax receivable/payable, net	(523)	4,854
Other assets	(879)	(829)
Trade accounts payable	31,632	11,677
Accrued expenses	(41,049)	(32,770)
Other liabilities	(214)	597
Net cash provided by operating activities	52,745	35,122

Cash flows from investing activities:
Capital expenditures	(10,387)	(7,621)
Proceeds from sales of assets	50	(437)
Net cash used in investing activities	(10,337)	(8,058)

Cash flows from financing activities:
Repayments of borrowings under term loan facility	(1,125)	—
Repayments of borrowings under revolving credit facility	(55,000)	(45,000)
Borrowings under revolving credit facility	40,000	35,000
Dividends paid	(15,038)	(14,939)
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	(737)	(590)
Net cash used in financing activities	(31,900)	(25,529)

Effect of exchange rate fluctuations on cash and cash equivalents	144	(169)
Net increase in cash and cash equivalents	10,652	1,366

Cash and cash equivalents at beginning of period	50,583	41,094
Cash and cash equivalents at end of period	$61,235	$42,460

Supplemental disclosures of cash flow information:
Cash interest payments	$59,649	$49,969
Cash income tax payments	$756	$789
Non-cash investing and financing transactions:
Dividends declared and not yet paid	$15,161	$15,020
Accruals related to purchases of property, plant and equipment	$1,703	$1,574
Right-of-use assets obtained in exchange for new operating lease liabilities	$495	$665

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

We have four reportable segments (also referred to as business units):

(1)	Specialty, which includes among others, the Crisco, Clabber Girl, Bear Creek, Polaner, Underwood, B&G, Grandma’s, New York Style, Don Pepino, Sclafani, B&M, Baker’s Joy, Regina, TrueNorth, Static Guard, SugarTwin and Brer Rabbit brands;
(2)	Meals, which includes, among others, the Ortega, Maple Grove Farms, Cream of Wheat, Las Palmas, Victoria, Mama Mary’s, Spring Tree, McCann’s, Carey’s and Vermont Maid brands;
(3)	Frozen & Vegetables, which includes the Green Giant and Le Sueur brands; and
(4)	Spices & Flavor Solutions, which includes, among others, the Dash, Spice Islands, Weber, Ac’cent, Tone’s, Trappey’s, Durkee and Wright’s brands.

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

(2)	Summary of Significant Accounting Policies

Fiscal Year

Typically, our fiscal quarters and fiscal year consist of 13 and 52 weeks, respectively, ending on the Saturday closest to December 31 in the case of our fiscal year and fourth fiscal quarter, and on the Saturday closest to the end of the corresponding calendar quarter in the case of our other fiscal quarters. As a result, a 53rd week is added to our fiscal year every five or six years. Generally, in a 53-week fiscal year our fourth fiscal quarter contains 14 weeks. Our fiscal year ending January 3, 2026 (fiscal 2025) contains 53 weeks and our fiscal year ended December 28, 2024 (fiscal 2024) contained 52 weeks. The first three quarters of fiscal 2025 and each quarter of fiscal 2024 contain 13 weeks, and the fourth quarter of fiscal 2025 contains 14 weeks.

Basis of Presentation

The accompanying unaudited consolidated interim financial statements for the thirteen week periods ended March 29, 2025 (first quarter of 2025) and March 30, 2024 (first quarter of 2024) have been prepared by our company in accordance with generally accepted accounting principles in the United States (GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and include the accounts of B&G Foods, Inc. and its subsidiaries. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, our management believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading. All intercompany balances and transactions have been eliminated. The accompanying unaudited consolidated interim financial statements contain all adjustments that are, in the opinion of management, necessary to present fairly our consolidated financial position as of March 29, 2025, and the results of our operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for the first quarter of 2025 and 2024. Our results of operations for the first quarter of 2025 are not necessarily indicative of the results to be expected for the full year. We have evaluated subsequent events for disclosure through the date of issuance of the accompanying unaudited consolidated interim financial statements. The accompanying unaudited consolidated interim financial statements should be read in

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for fiscal 2024 filed with the SEC on February 25, 2025 (which we refer to as our 2024 Annual Report on Form 10-K).

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

Segment Reporting

We manage and report the following four segments: Specialty, Meals, Frozen & Vegetables and Spices & Flavor Solutions. See Note 17, “Business Segment Information.”

Recently Issued Accounting Standards – Pending Adoption

In November 2024, the FASB issued a new ASU that requires new financial statement disclosures in tabular format, disaggregating information about prescribed categories underlying any relevant statement of operations expense caption. This ASU is effective prospectively for annual periods in fiscal years beginning with fiscal 2027, and interim periods within fiscal years beginning with fiscal 2028. Early adoption and retrospective application are permitted. We currently expect to adopt this guidance when it becomes effective for our annual reporting for fiscal 2027. We are currently evaluating the expected impact to our consolidated financial statements and related disclosures.

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

(3)	Acquisitions and Divestitures

We did not complete any acquisitions or divestitures during fiscal 2024 or the first quarter of 2025. During the first quarter of 2024, we recorded an additional loss on sale of $0.1 million relating to a prior year divestiture.

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

Inventories consist of the following, as of the dates indicated (in thousands):

	March 29, 2025	December 28, 2024
Raw materials and packaging	$87,762	$85,356
Work-in-process	91,148	116,161
Finished goods	335,325	309,715
Inventories	$514,235	$511,232

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(5)	Goodwill and Other Intangible Assets

The carrying amounts of goodwill and other intangible assets, as of the dates indicated, consist of the following (in thousands):

	March 29, 2025			December 28, 2024
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Finite-Lived Intangible Assets
Trademarks	$6,800	$5,402	$1,398	$6,800	$5,289	$1,511
Customer relationships	386,042	223,957	162,085	386,026	218,958	167,068
Total finite-lived intangible assets	$392,842	$229,359	$163,483	$392,826	$224,247	$168,579

Indefinite-Lived Intangible Assets
Goodwill			$548,277			$548,231
Trademarks			1,117,468			1,117,367
Total indefinite-lived intangible assets			$1,665,745			$1,665,598

Total goodwill and other intangible assets			$1,829,228			$1,834,177

The changes in the carrying amount of goodwill by operating segment for the first quarter of 2025 were as follows (in thousands):

	Specialty	Meals	Frozen & Vegetables	Spices & Flavor Solutions	Total
Balance as of December 31, 2024	$223,778	$143,020	$—	$181,433	$548,231
Currency translation	46	—	—	—	46
Balance as of March 29, 2025	$223,824	$143,020	$—	$181,433	$548,277

The changes in the carrying amount of indefinite-lived trademark intangible assets by reporting unit for the first quarter of 2025 were as follows (in thousands):

	Specialty	Meals	Frozen & Vegetables	Spices & Flavor Solutions	Total
Balance as of December 31, 2024	$593,134	$219,764	$31,660	$272,809	$1,117,367
Currency translation	101	—	—	—	101
Balance as of March 29, 2025	$593,235	$219,764	$31,660	$272,809	$1,117,468

Amortization expense associated with finite-lived intangible assets was $5.1 million for each of the first quarter of 2025 and the first quarter of 2024, and is recorded in operating expenses. We expect to recognize an additional $15.3 million of amortization expense associated with our finite-lived intangible assets during the remainder of fiscal 2025, and thereafter $19.7 million in fiscal 2026, $14.8 million in fiscal 2027, $12.9 million in fiscal 2028, $12.7 million in fiscal 2029, and $12.7 million in fiscal 2030.

We did not recognize any impairment charges for goodwill or indefinite-lived intangible assets for the first quarter of 2025 or for indefinite-lived intangible assets for the first quarter of 2024.

During the first quarter of 2024, we reorganized our reporting structure from one reportable segment to four reportable segments: Specialty, Meals, Frozen & Vegetables and Spices & Flavor Solutions, which are further described in Note 17, “Business Segment Information.” The change in the reporting structure required us to reassign assets and liabilities, including goodwill, among the four reporting units (which are the same as our reportable segments) and complete a goodwill impairment test, both prior to and subsequent to the change, comparing the fair values of the reporting units to the carrying values, and evaluate other assets in the reporting units for impairment, including indefinite-lived intangible assets (trademarks). [The allocation was based on specific identification where possible and, where necessary, based on an allocation method. With respect to trademarks and other intangible assets, specific

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

identification was used to assign them to a reporting unit. Corporate related assets and liabilities were not allocated to reporting units, which were identified as cash, debt, dividends payable and fixed assets for the corporate headquarters.]

[We allocated our goodwill to each of our reporting units, based on the percentage of the relative fair value of each of our reporting units.] The relative fair value of our reporting units was estimated using a discounted cash flow analysis, which required us to estimate future cash flows as well as to select a risk-adjusted discount rate to measure the present value of the anticipated cash flows. When determining future cash flow estimates, we consider historical results adjusted to reflect current and anticipated operating conditions. We estimate cash flows for a reporting unit over a discrete period and a terminal period (considering expected long-term growth rates and trends). We used a discount rate of 8.00% and a terminal growth rate that was flat in estimating the fair value of our reporting units. Estimating the fair value of individual reporting units requires us to make assumptions and estimates in areas such as future economic conditions, industry-specific conditions, product pricing, and necessary capital expenditures. The use of different assumptions or estimates for future cash flows, discount rates, or terminal growth rates could produce substantially different estimates of the fair value.

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

[If future revenues and contributions to our operating results for any of our brands or operating segments, including any recently impaired brands and any newly acquired brands, deteriorate, at rates in excess of our current projections, we may be required to record additional non-cash impairment charges to certain intangible assets, including trademarks and goodwill.] In addition, any significant decline in our market capitalization or changes in discount rates, even if due to macroeconomic factors, could put pressure on the carrying value of our goodwill or the goodwill of any of our operating segments. A determination that all or a portion of our goodwill or indefinite-lived intangible assets are impaired, although a non-cash charge to operations, could have a material adverse effect on our business, consolidated financial condition and results of operations. For a further discussion of our annual impairment testing of goodwill and indefinite-lived intangible assets (trademarks), see Note 2(g), “Summary of Significant Accounting Policies—Goodwill and Other Intangible Assets” to our 2024 Annual Report on Form 10-K.

(6)	Long-Term Debt

Long-term debt consists of the following, as of the dates indicated (in thousands):

	March 29, 2025	December 28, 2024
Revolving credit loans due 2028	$230,000	$245,000
Tranche B term loans due 2029	448,875	450,000
5.25% senior notes due 2027	550,000	550,000
8.00% senior secured notes due 2028	799,315	799,315
Unamortized deferred debt financing costs	(17,329)	(18,403)
Unamortized discount	(5,214)	(5,464)
Total long-term debt, net of unamortized deferred debt financing costs and discount	2,005,647	2,020,448
Current portion of long-term debt	(5,625)	(5,625)
Long-term debt, net of unamortized deferred debt financing costs and discount, and excluding current portion	$2,000,022	$2,014,823

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

As of March 29, 2025, the aggregate contractual maturities of long-term debt were as follows (in thousands):

Aggregate Contractual Maturities(1)
Fiscal year:
2025 remaining	$4,500
2026	4,500
2027	554,500
2028	1,032,690
2029	432,000
Thereafter	—
Total	$2,028,190
(1)	Fiscal years 2025 to 2029 also reflect amortization payments per calendar quarter of 0.25% of the original principal amount of our tranche B term loans due 2029.

Senior Secured Credit Agreement. Our senior secured credit agreement includes a term loan facility and a revolving credit facility.

Our tranche B term loans bear interest based on alternative rates that we may choose, including a base rate per annum plus an applicable margin of 2.50%, and SOFR plus an applicable margin of 3.50%. As of March 29, 2025, the weighted average interest rate on our tranche B term loans was 7.82%. The tranche B term loans are subject to amortization at the rate of 0.25% of the original principal amount per calendar quarter with the balance due and payable on the maturity date. As of March 29, 2025, $448.9 million of tranche B term loans remained outstanding. The tranche B term loans mature on October 10, 2029.

Interest under the revolving credit facility, including any outstanding letters of credit, is determined based on alternative rates that we may choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin ranging from 0.50% to 1.00%, and SOFR plus an applicable margin ranging from 1.50% to 2.00%, in each case depending on our consolidated leverage ratio (as defined in the credit agreement). As of March 29, 2025, the weighted average interest rate on our revolving credit loans was 6.32%. As of March 29, 2025, the available borrowing capacity under the revolving credit facility, net of outstanding letters of credit of $4.7 million, was $240.3 million. Proceeds of the revolving credit facility may be used for general corporate purposes, including acquisitions of targets in the same or a similar line of business as our company, subject to specified criteria. The revolving credit facility matures on December 16, 2028.

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

The credit agreement also contains certain financial maintenance covenants, which, among other things, specify a maximum consolidated leverage ratio and a minimum interest coverage ratio, each ratio as defined in the credit agreement. The credit agreement provides that our maximum consolidated leverage ratio (defined as the ratio, determined on a pro forma basis, of our consolidated net debt, as of the last day of any period of four consecutive fiscal

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

quarters to our adjusted EBITDA (as defined in the credit agreement) before share-based compensation for such period), is 7.00 to 1.00. We are also required to maintain a consolidated interest coverage ratio (defined as the ratio, determined on a pro forma basis, of our adjusted EBITDA (before share-based compensation) for any period of four consecutive fiscal quarters to our consolidated interest expense for such period payable in cash) of at least 1.75 to 1.00. As of March 29, 2025, we were in compliance with all of the covenants, including the financial covenants, in the credit agreement.

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

5.25% Senior Notes due 2027. On September 26, 2019, we issued $550.0 million aggregate principal amount of 5.25% senior notes due 2027 at a price to the public of 100% of their face value. As of March 29, 2025, all $550.0 million aggregate principal amount of the 5.25% senior notes due 2027 remain outstanding.

Interest on the 5.25% senior notes due 2027 is payable on March 15 and September 15 of each year, commencing March 15, 2020. The 5.25% senior notes due 2027 will mature on September 15, 2027, unless earlier retired or redeemed as described below.

We may redeem some or all of the 5.25% senior notes due 2027 at a redemption price of 100%, in each case plus accrued and unpaid interest to the date of redemption. In addition, if we undergo a change of control or upon certain asset sales, we may be required to offer to repurchase the 5.25% senior notes due 2027 at the repurchase price set forth in the indenture plus accrued and unpaid interest to the date of repurchase.

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

The indenture governing the 5.25% senior notes due 2027 contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of certain liens; certain sale-leaseback transactions; certain asset sales; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates. Each of the covenants is subject to a number of important exceptions and qualifications. As of March 29, 2025, we were in compliance with all of the covenants in the indenture governing the 5.25% senior notes due 2027.

8.00% Senior Secured Notes due 2028. On September 26, 2023, we issued $550.0 million aggregate principal amount of 8.00% senior secured notes due 2028 at a price of 99.502%. On July 12, 2024, we issued an additional $250.0 million aggregate principal amount of 8.00% senior secured notes due 2028 at a price to the public 100.5% of their face value plus accrued interest from March 15, 2024 to, but excluding, July 12, 2024. The notes issued in July 2024 were issued as additional notes under the same indenture as our 8.00% senior secured notes due 2028 that were issued in

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

September 2024, and, as such, form a single series and trade interchangeably with the previously issued 8.00% senior secured notes due 2028. As of March 29, 2025, approximately $799.3 million aggregate principal amount of the 8.00% senior secured notes due 2028 remained outstanding.

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

The indenture governing the 8.00% senior secured notes due 2028 contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of certain liens; certain sale-leaseback transactions; certain asset sales; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates. Each of the covenants is subject to a number of important exceptions and qualifications. As of March 29, 2025, we were in compliance with all of the covenants in the indenture governing the 8.00% senior secured notes due 2028.

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

Accrued Interest. At March 29, 2025 and December 28, 2024, accrued interest of $8.2 million and $31.5 million, respectively, is included in accrued expenses in the accompanying unaudited consolidated balance sheets.

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

The carrying values and fair values of our revolving credit loans, term loans, senior notes and senior secured notes as of March 29, 2025 and December 28, 2024 were as follows (in thousands):

	March 29, 2025				December 28, 2024
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving credit loans	$230,000		$230,000	(1)	$245,000		$245,000	(1)
Tranche B term loans due 2029	444,633	(2)	435,740	(3)	445,568	(2)	445,568	(3)
5.25% senior notes due 2027	550,000		515,625	(3)	550,000		522,500	(3)
8.00% senior secured notes due 2028	$798,342	(4)	$802,334	(3)	$798,283	(4)	$818,240	(3)
(1)	Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.
(2)	The carrying value of the tranche B term loans includes a discount. At March 29, 2025 and December 28, 2024, the face amount of the tranche B term loans was $448.9 million and $450.0 million, respectively.
(3)	Fair values are estimated based on quoted market prices.
(4)	The carrying value of the 8.00% senior secured notes due 2028 includes a discount. At March 29, 2025 and December 28, 2024, the face amount of the 8.00% senior secured notes due 2028 was $799.3 million.

There was no Level 3 activity for recurring fair value measurements during the first quarter of 2025 or 2024.

For information about non-recurring fair value measurements, see Note 5, “Goodwill and Other Intangible Assets,” which describes our impairment analysis for goodwill and indefinite-lived intangible assets.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(8)	Accumulated Other Comprehensive Loss

The reclassifications from accumulated other comprehensive loss (AOCL) for the first quarter of 2025 and 2024 were as follows (in thousands):

	Amounts Reclassified from AOCL		Affected Line Item in
	Thirteen Weeks Ended		the Statement Where
	March 29,	March 30,	Net Income (Loss)
Details about AOCL Components	2025	2024	is Presented
Defined benefit pension plan items
Amortization of unrecognized gain	$(75)	$(11)	See (1) below
Accumulated other comprehensive gain before tax	(75)	(11)	Total before tax
Tax expense	19	3	Income tax benefit
Total reclassification	$(56)	$(8)	Net of tax
(1)	These items are included in the computation of net periodic pension cost. See Note 11, “Pension Benefits,” for additional information.

Changes in AOCL for the first quarter of 2025 were as follows (in thousands):

		Foreign Currency
	Defined Benefit	Translation
	Pension Plan Items	Adjustments	Total
Balance at December 28, 2024	$17,310	$(22,053)	$(4,743)
Other comprehensive income before reclassifications	—	514	514
Amounts reclassified from AOCL	(56)	—	(56)
Net current period other comprehensive (loss) income	(56)	514	458
Balance at March 29, 2025	$17,254	$(21,539)	$(4,285)

(9)	Income Taxes

[Income tax provisions for interim periods are based on an estimated annual income tax rate, adjusted for discrete tax items, with any changes affecting the estimated annual effective tax rate recorded in the interim period in which the change occurs. We determined that the estimated annual effective tax rate method would provide a reliable estimate of our overall annual effective tax rate.]

[Our effective tax rate was 209.2% for the first quarter of 2025 and 23.1% for the first quarter of 2024. Our effective tax rate of 209.2% for the first quarter of 2025 is primarily due to lower pre-tax income relative to the tax benefit received during the first quarter of 2025, which was primarily driven by a discrete tax benefit of $2.1 million for the tax effect of a pre-transition loss related to Section 987 of the Internal Revenue Code of 1986 for the cumulative unrecognized foreign exchange loss relating to our primary operating subsidiary in Canada, which is a qualified business unit for purposes of Section 987.]

(10)Stockholders’ Equity

“At-The-Market” (ATM) Equity Offering Program. Our ATM offering equity program is no longer in effect. As a matter of due course, we may file a new universal shelf registration statement and renew our ATM equity offering program in the future depending on market conditions and our capital needs. We did not sell any shares of common stock under the ATM equity offering program during the first quarter of 2025 or the first quarter of 2024.

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

Omnibus Incentive Compensation Plan. As of March 29, 2025, 4,259,335 shares of common stock remained available for grant under the Omnibus Plan. See Note 16, “Share-Based Payments.”

(11)	Pension Benefits

Company-Sponsored Defined Benefit Pension Plans. As of March 29, 2025, we had four company-sponsored defined benefit pension plans covering approximately 20% of our employees. Three of these defined benefit pension plans are for the benefit of certain of our union employees and one is for the benefit of salaried and certain hourly employees. The benefits in the salaried and hourly plan are based on each employee’s years of service and compensation, as defined. Newly hired employees are no longer eligible to participate in any of our four company-sponsored defined benefit pension plans. Net periodic pension cost for our four company-sponsored defined benefit pension plans for the first quarter of 2025 and 2024 includes the following components (in thousands):

	Thirteen Weeks Ended
	March 29,	March 30,
	2025	2024
Service cost—benefits earned during the period	$1,098	$1,288
Interest cost on projected benefit obligation	2,063	1,899
Expected return on plan assets	(3,135)	(2,930)
Amortization of unrecognized gain	(75)	(11)
Net periodic pension cost	$(49)	$246

During the first quarter of 2025 and 2024, we did not make any contributions to our company-sponsored defined benefit pension plans. During the remainder of fiscal 2025, we expect to make approximately $2.5 million of contributions.

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

In connection with the closure and sale of the Portland manufacturing facility, we withdrew from participation in the plan during the fourth quarter of 2021. As a result, we are required to make monthly withdrawal liability payments to the plan over 20 years. These payments amount to approximately $0.9 million on an annual basis beginning March 1, 2022. As of March 29, 2025, the present value of the remaining payments amounting to $12.2 million is reflected as a liability on our unaudited consolidated balance sheet.

(12)	Leases

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Operating leases and a finance lease are included in the accompanying unaudited consolidated balance sheets in the following line items (in thousands):

	March 29,	December 28,
	2025	2024
Right-of-use assets:
Operating lease right-of-use assets	$51,433	$55,431
Finance lease right-of-use assets	509	773
Total lease right-of-use assets	$51,942	$56,204

Operating lease liabilities:
Current portion of operating lease liabilities	$17,304	$17,963
Long-term operating lease liabilities, net of current portion	34,170	37,697
Total operating lease liabilities	$51,474	$55,660

Finance lease liabilities:
Current portion of finance lease liabilities	$455	$726
Long-term finance lease liabilities, net of current portion	—	—
Total finance lease liabilities	$455	$726

The following table shows supplemental information related to leases (in thousands):

	Thirteen Weeks Ended
	March 29,	March 30,
	2025	2024
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$5,137	$4,868
Cash paid for amounts included in the measurement of finance lease liabilities	$275	$275

The components of operating lease costs were as follows:
Cost of goods sold	$3,240	$3,262
Selling, general and administrative expenses	1,709	1,710
Total operating lease costs	$4,949	$4,972

The components of finance lease costs were as follows:
Depreciation of finance right-of-use assets	$264	$264
Interest on finance lease liabilities	4	10
Total finance lease costs	$268	$274

Total net lease costs	$5,217	$5,246

Total rent expense was $5.3 million, including the operating lease costs of $4.9 million stated above, for the first quarter of 2025. Total rent expense was $5.4 million, including the operating lease costs of $5.0 million stated above, for the first quarter of 2024.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The following table shows the weighted average lease term and weighted average discount rate for our ROU assets:

	March 29,	December 28,
	2025	2024
Weighted average remaining lease term (years)
Operating leases	4.2	4.3
Finance lease	0.5	0.7
Weighted average discount rate
Operating leases	3.77%	3.77%
Finance lease	2.30%	2.30%

As of March 29, 2025, the maturities of lease liabilities were as follows (in thousands):

	Operating Leases	Finance Lease	Total Maturities of Lease Liabilities
Fiscal year:
2025 remaining	$14,717	$458	$15,175
2026	14,243	—	14,243
2027	9,650	—	9,650
2028	8,076	—	8,076
2029	3,513	—	3,513
Thereafter	5,399	—	5,399
Total undiscounted future minimum lease payments	55,598	458	56,056
Less: Imputed interest	(4,124)	(3)	(4,127)
Total present value of future lease liabilities	$51,474	$455	$51,929

(13)	Commitments and Contingencies

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

Environmental. We are subject to environmental laws and regulations in the normal course of business. We did not make any material expenditures during the first quarter of 2025 or 2024 in order to comply with environmental laws and regulations. Based on our experience to date, management believes that the future cost of compliance with existing environmental laws and regulations (and liability for any known environmental conditions) will not have a material adverse effect on our consolidated financial position, results of operations or liquidity. However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

Collective Bargaining Agreements. As of March 29, 2025, 1,495 of our 2,846 employees, or approximately 52.5%, were covered by collective bargaining agreements.

The collective bargaining agreement covering approximately 314 employees at our Ankeny, Iowa facility was scheduled to expire on April 6, 2025. On March 27, 2025, we reached an agreement in principle with the International Brotherhood of Teamsters, Local No. 238, to extend the collective bargaining agreement for an additional five-year period ending April 7, 2031. The new agreement was ratified by the union employees at our Ankeny facility on April 6, 2025.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

As of the date of this report, only two of our collective bargaining agreements are scheduled to expire in the next twelve months. The collective bargaining agreement for our Stoughton, Wisconsin facility, which covers approximately 60 employees, is scheduled to expire on March 26, 2026, and the collective bargaining agreement for our Roseland, New Jersey facility, which covers approximately 50 employees, is scheduled to expire on March 31, 2026.

While we believe that our relations with our union employees are in general good, we cannot assure you that we will be able to negotiate new collective bargaining agreements for our Stoughton or Roseland facilities on terms satisfactory to us, or at all, and without production interruptions, including labor stoppages. At this time, however, management does not expect that the outcome of the negotiations will have a material adverse impact on our business, financial condition or results of operations.

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

(14)	Earnings (Loss) per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding plus all additional shares of common stock that would have been outstanding if potentially dilutive shares of common stock had been issued upon the exercise of stock options or in connection with performance shares that may be earned under long-term incentive awards as of the grant date, in the case of the stock options, and as of the beginning of the period, in the case of the performance shares, using the treasury stock method. For the first quarter of 2025, there were 1,738,800 shares of common stock issuable upon the exercise of stock options excluded from the calculation of diluted weighted average shares outstanding because the effect would have been antidilutive. During periods in which we report a net loss, such as the first quarter of 2024, diluted loss per share is the same as loss per share because potentially dilutive shares of common stock are not assumed to have been issued because their effect would have been antidilutive.

The table below shows weighted average common shares outstanding for the first quarter of 2025 and the first quarter of 2024, respectively:

	Thirteen Weeks Ended
	March 29,	March 30,
	2025	2024
Weighted average common shares outstanding:
Basic	79,168,864	78,647,625
Net effect of potentially dilutive share-based compensation awards(1)	501,495	—
Diluted	79,670,359	78,647,625

(1)	For the first quarter of 2024, there are no potentially dilutive share-based compensation awards included in the calculation of diluted weighted average common shares outstanding, as their effect would have been antidilutive.

(15)	Business and Credit Concentrations and Geographic Information

Our exposure to credit loss in the event of non-payment of accounts receivable by customers is estimated in the amount of the allowance for doubtful accounts. We perform ongoing credit evaluations of the financial condition of our customers. Our top ten customers accounted for approximately 63.7% and 63.3% of consolidated net sales for the first quarter of 2025 and 2024, respectively. Other than Walmart, which accounted for approximately 31.4% and 31.1% of our consolidated net sales for the first quarter of 2025 and 2024, respectively, no single customer accounted for more than 10.0% of our consolidated net sales for the first quarter of 2025 or 2024. Walmart is a customer for all four of our operating segments.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Our top ten customers accounted for approximately 65.3% and 68.2% of our consolidated trade accounts receivables as of March 29, 2025 and December 28, 2024, respectively. Other than Walmart, which accounted for approximately 35.6% and 36.0% of our consolidated trade accounts receivables as of March 29, 2025 and December 28, 2024, no single customer accounted for more than 10.0% of our consolidated trade accounts receivables.

As of March 29, 2025, we do not believe we have any significant concentration of credit risk with respect to our consolidated trade accounts receivables with any single customer whose failure or nonperformance would materially affect our results other than as described above with respect to Walmart.

During the first quarter of 2025 and 2024, our sales to customers in foreign countries represented approximately 9.7% and 9.5%, respectively, of net sales. Our foreign sales are primarily to customers in Canada.

Our long-lived assets (including right-of-use assets and net property, plant and equipment) located outside of the United States represented approximately 7.0% and 7.1% of our total long-lived assets as of March 29, 2025 and December 28, 2024, respectively.

(16)	Share-Based Payments

The following table details our stock option activity for the first quarter of fiscal 2025 (dollars in thousands, except per share data):

		Weighted	Weighted Average
		Average	Contractual Life	Aggregate
	Options	Exercise Price	Remaining (Years)	Intrinsic Value
Outstanding at December 28, 2024	1,773,573	$24.35	6.70	$—
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Expired	(34,773)	$29.23
Outstanding at March 29, 2025	1,738,800	$24.25	6.58	$—
Exercisable at March 29, 2025	767,532	$30.12	4.84	$—

We did not grant any stock options during the first quarter of 2025 or the first quarter of 2024.

The following table details the activity in our performance share long-term incentive awards (LTIAs) for the first quarter of 2025:

		Weighted Average
	Number of	Grant Date Fair Value
	Performance Shares(1)	(per share)(2)
Outstanding at December 28, 2024	2,684,106	$12.03
Granted	2,321,319	$4.44
Vested	—	$—
Forfeited	(345,461)	$20.69
Outstanding at March 29, 2025	4,659,964	$7.61
(1)	Solely for purposes of this table, the number of performance shares is based on the participants earning the maximum number of performance shares (i.e., 233.333% or 300%, as applicable, of the target number of performance shares).
(2)	The fair value of the awards was determined based upon the closing price of our common stock on the applicable measurement dates (i.e., the deemed grant dates for accounting purposes), reduced by the present value of expected dividends using the risk-free interest-rate, as the award holders are not entitled to dividends or dividend equivalents during the vesting period.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The following table details the activity in our restricted stock for the first quarter of 2025:

		Weighted Average
	Number of Shares	Grant Date Fair Value
	of Restricted Stock	(per share)(1)
Outstanding at December 28, 2024	689,137	$12.86
Granted	767,569	$6.82
Vested	(279,717)	$13.63
Forfeited	(2,719)	$13.01
Outstanding at March 29, 2025	1,174,270	$8.73
(1)	The fair value of the awards was determined based upon the closing price of our common stock on the applicable measurement dates (i.e., the deemed grant dates for accounting purposes).

The following table details the number of shares of common stock issued by our company during the first quarter of 2025 and 2024 upon the vesting of performance share LTIAs, the exercise of stock options, the issuance of restricted stock and other share-based compensation net of cancellations:

	Thirteen Weeks Ended
	March 29,	March 30,
	2025	2024
Number of performance shares vested	—	—
Shares withheld for tax withholding	—	—
Shares of common stock issued for performance share LTIAs	—	—
Shares of restricted common stock issued to employees	767,569	479,746
Shares of restricted stock withheld and cancelled for tax withholding upon vesting	(111,762)	(51,997)
Shares of restricted stock cancelled upon forfeiture	(2,719)	(676)
Net shares of common stock issued	653,088	427,073

The following table sets forth the compensation expense recognized for share-based payments (performance share LTIAs, restricted stock, stock options, non-employee director stock grants and other share-based payments) during the first quarter of 2025 and 2024 and where that expense is reflected in our consolidated statements of operations (in thousands):

	Thirteen Weeks Ended
	March 29,	March 30,
Consolidated Statements of Operations Location	2025	2024
Compensation expense included in cost of goods sold	$395	$162
Compensation expense included in selling, general and administrative expenses	2,776	1,621
Total compensation expense for share-based payments	$3,171	$1,783

As of March 29, 2025, there was $9.5 million of unrecognized compensation expense related to performance share LTIAs, which is expected to be recognized over the next 2.8 years, $9.4 million of unrecognized compensation expense related to restricted stock, which is expected to be recognized over the next 3.0 years, and $1.4 million of unrecognized compensation expense related to stock options, which is expected to be recognized over the next 2.8 years.

(17)	Business Segment Information

We operate in, and report results by, four reportable segments (which we also refer to as business units or reporting units): Specialty, Meals, Frozen & Vegetables and Spices & Flavor Solutions.

Segment net sales, segment adjusted expenses and segment adjusted EBITDA are the primary measures used by our chief operating decision maker (CODM) to evaluate segment operating performance and to decide how to allocate resources to our reportable segments. Our CODM is our chief executive officer.

We define segment adjusted expenses as cost of goods sold and other expenses incurred by our business segments to run day-to-day operations. We define segment adjusted EBITDA as segment net sales less segment adjusted expenses. Segment adjusted expenses and segment adjusted EBITDA exclude unallocated corporate items, depreciation

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

and amortization, acquisition/divestiture-related and non-recurring expenses, impairment of intangible assets, goodwill and assets held for sale, gains and losses on sales of assets, interest expense, and income tax expense or benefit. Unallocated corporate items consist of centrally managed corporate functions, including selling, marketing, procurement, centralized administrative functions, insurance, and other similar expenses not directly tied to segment operating performance. Depreciation and amortization expenses are neither maintained nor available by reporting unit, as our manufacturing, warehouse, and distribution activities are centrally managed. These items that are centrally managed at the corporate level, and therefore excluded from the measures of segment adjusted expenses and segment adjusted EBITDA, are reviewed by our CODM. Our CODM also compares segment net sales and segment adjusted EBITDA to performance-based compensation metrics to assess the performance of each segment and utilizes this review to allocate resources, make investment decisions, and deploy assets. Expenses that are managed centrally but can be attributed to a segment, such as warehousing and transportation expenses, are generally allocated to segments based on net sales.

Information about total assets by operating segment is not provided to or reviewed by our CODM.

Our reportable segment results were as follows (in thousands):

	Thirteen Weeks Ended
	March 29,	March 30,
	2025	2024
Segment net sales:
Specialty	$134,400	$154,729
Meals	106,142	120,031
Frozen & Vegetables	93,119	104,887
Spices & Flavor Solutions	91,741	95,576
Total segment net sales	425,402	475,223

Segment adjusted expenses:
Specialty	100,880	117,537
Meals	81,168	94,402
Frozen & Vegetables	94,592	97,057
Spices & Flavor Solutions	65,472	66,907
Total segment adjusted expenses	342,112	375,903

Segment adjusted EBITDA:
Specialty	33,520	37,192
Meals	24,974	25,629
Frozen & Vegetables	(1,473)	7,830
Spices & Flavor Solutions	26,269	28,669
Total segment adjusted EBITDA	$83,290	$99,320

Unallocated corporate expenses	$24,152	$24,275
Depreciation and amortization	16,838	17,209
Acquisition/divestiture-related and non-recurring expenses	2,313	1,637
Impairment of goodwill	—	70,580
Impairment of property, plant and equipment, net	2,994	—
Loss on sales of assets	—	135
Interest expense, net	37,758	37,825
Income tax benefit	(1,600)	(12,102)
Net income (loss)	$835	$(40,239)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Forward-Looking Statements” before Part I of this report and elsewhere in this report. The following discussion should be read in conjunction with the unaudited consolidated interim financial statements and related notes for the thirteen weeks ended March 29, 2025 (first quarter of 2025) included elsewhere in this report and the audited consolidated financial statements and related notes for the fiscal year ended December 28, 2024 (fiscal 2024) included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 25, 2025 (which we refer to as our 2024 Annual Report on Form 10-K).

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

We experienced material net cost increases for raw materials during the last several years due to a number of factors. Raw material costs remained elevated in fiscal 2024 and the first quarter of 2025 and we anticipate that certain raw material costs will remain elevated during the remainder of fiscal 2025. We are currently locked into our supply and prices for a majority of our most significant raw material commodities through the second or third quarter of 2025.

In recent years, we have been negatively impacted by industry-wide increases in the cost of distribution, primarily driven by increased freight rates. We attempt to offset all or a portion of these increases through list price increases, trade spend reductions and cost savings initiatives. Although freight rates began to decline in 2023, freight rates remained elevated during fiscal 2024 and the first quarter of 2025 and we expect freight rates to remain elevated during the remainder of fiscal 2025.

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

Trade and Regulatory Uncertainty. [NOTE: To be updated, especially with respect to China.] [On February 1, 2025, the White House announced the imposition of tariffs of up to 25% on imports from Canada and Mexico and 10% on imports from China, and those countries subsequently announced retaliatory tariffs in response. Although the imposition of such tariffs has to a large extent been at least temporarily paused in the case of Canada and Mexico, the situation is dynamic, rapidly evolving and uncertain. [The U.S. has since reinstated full 25% tariffs on steel imports and increased tariffs on aluminum imports to 25%.] If allowed to become or remain effective, these or any new or increased tariffs or resultant trade wars could lead to significant increases in the costs of finished goods and raw materials, including finished goods produced at our Green Giant frozen vegetable manufacturing facility in Irapuato, Mexico, certain raw material vegetables we procure in Mexico for production in the United States, and the cost of steel cans and lids used for certain of our products, which could have a material adverse effect on our business, consolidated financial position, results of operation or liquidity. Although most of the Green Giant vegetable products that we sell to customers in Canada are grown and produced in Canada, retaliatory tariffs imposed or threatened to be imposed by Canada or any “buy Canadian” campaigns in response to U.S. tariffs could have an adverse impact on our sales to customers in Canada for any of our products that are not produced in Canada. In addition, if allowed to become or remain effective, these or any new or increased tariffs could also negatively affect U.S national or regional economies or lead to increased inflation or a recession, which also could have a material adverse effect on our business, consolidated financial position, results of operation or liquidity.]

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

Fluctuations in Currency Exchange Rates. Our foreign sales are primarily to customers in Canada. Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars. During the first quarter of 2025 and 2024, our net sales to customers in foreign countries represented approximately 9.7% and 9.5%, respectively, of our total net sales. We also purchase certain raw materials from foreign suppliers. For example, we purchase a significant majority of our maple syrup requirements from suppliers in Québec, Canada. These purchases are made in Canadian dollars. A weakening of the U.S. dollar against the Canadian dollar would significantly increase our costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar. These increased costs would not be fully offset by the positive impact the change in the relative strength of the Canadian dollar versus the U.S. dollar would have on our net sales in Canada. Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars, with one exception being certain purchases of raw materials in Mexico that are denominated in Mexican pesos.

In addition, we operate a frozen vegetable manufacturing facility in Irapuato, Mexico and as a result are exposed to fluctuations in the Mexican peso. A weakening of the U.S. dollar in relation to the Mexican peso would significantly increase our costs relating to the purchase of raw materials and the production of frozen vegetable products to the extent we have not purchased Mexican pesos or otherwise entered into hedging arrangements in advance of the weakening of the U.S. dollar. As a result, certain revenues and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations, and these fluctuations may have an adverse impact on operating results. For example, our results of operations from our Green Giant frozen operations in Mexico were negatively impacted during fiscal 2024 as a result of the Mexican peso appreciating against the U.S. dollar.

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

In our 2024 Annual Report on Form 10-K, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our unaudited consolidated interim financial statements. There have been no material changes to these policies from those disclosed in our 2024 Annual Report on Form 10-K.

U.S. Tax Act

The Tax Cuts and Jobs Act of 2017, which we refer to as the “U.S. Tax Act,” limits the deduction for net interest expense (including the treatment of depreciation and other deductions in arriving at adjusted taxable income) incurred by a corporate taxpayer to 30% of the taxpayer’s adjusted taxable income. Beginning with fiscal 2022, our adjusted taxable income as computed for purposes of the interest expense deduction limitation is computed after any deduction allowable for depreciation and amortization. As a result, our adjusted taxable income (used to compute the limitation) decreased and we were subject to the interest expense deduction limitation in fiscal 2024, resulting in an increase to taxable income of $110.8 million. We expect to continue to be subject to the interest deduction limitation in fiscal 2025 and future years. We have recorded a deferred tax asset of $72.7 million for fiscal 2024, related to the interest deduction carryover, without a valuation allowance, as the disallowed interest may be carried forward indefinitely. The increase in our cash taxes resulting from the interest expense deduction limitation was approximately $19.5 million for fiscal 2024. We expect to continue to be unable to fully utilize interest expense deductions in fiscal 2025 and future periods, which will negatively impact our cash taxes. In addition, there are various factors that may cause tax assumptions to change in the future, and we may have to record a valuation allowance against these deferred tax assets. See ““—Liquidity and Capital Resources—Cash Flows–Cash Income Tax Payments.”

The U.S. Treasury issued several regulations supplementing the U.S. Tax Act in 2018, including detailed guidance clarifying the calculation of the mandatory tax on previously unrepatriated earnings, application of the existing foreign tax credit rules to newly created categories and expanding details for application of the base erosion tax on affiliate payments. These regulations are to be applied retroactively and did not materially impact our first quarter of 2025 or first quarter of 2024 tax rates.

Section 987 of the Internal Revenue Code of 1986

On December 10, 2024, the U.S. Department of Treasury published final regulations related to Section 987 of the Internal Revenue Code of 1986 and foreign currency gains and losses derived from translation of the operations, assets and liabilities of non-U.S. qualified business units. While these regulations are effective for us beginning after December 31, 2024, they require computation of a pre-transition foreign currency gain or loss to be included in the determination of future taxable income or loss. Because we did not adopt any methodology under Section 987 prior to the first quarter of 2025, we applied the rules prescribed under Treasury Regulation Section §1.987-10(e)(3) to compute our pre-transition Section 987 amount (i.e., the sum of our annual unrecognized Section 987 gain or loss from tax years 2011 through 2024) with respect to our primary operating subsidiary in Canada, which is a Section 987 qualified business unit (QBU). Based on our current analysis of the regulations and recognition of temporary differences impacting U.S. taxation of foreign earnings relating to our Canadian QBU, we recognized a non-cash deferred income tax benefit of $2.1 million during the first quarter of 2025 related to pre-transition foreign currency losses expected to reduce taxable income in future periods.

Results of Operations

The following table sets forth the percentages of net sales represented by selected items for the first quarter of 2025 and 2024 reflected in our consolidated statements of operations. The comparisons of financial results are not necessarily indicative of future results:

	Thirteen Weeks Ended
	March 29,	March 30,
	2025	2024
Statement of Operations Data:
Net sales	100.0%	100.0%
Cost of goods sold	78.8%	77.1%
Gross profit	21.2%	22.9%

Operating expenses:
Selling, general and administrative expenses	11.6%	10.2%
Amortization expense	1.2%	1.1%
Impairment of goodwill	—%	14.9%
Operating income (loss)	8.4%	(3.3)%

Other expenses (income):
Interest expense, net	8.9%	8.0%
Other income	(0.3)%	(0.3)%
Loss before income tax benefit	(0.2)%	(11.0)%
Income tax benefit	(0.4)%	(2.5)%
Net income (loss)	0.2%	(8.5)%

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

A reconciliation of net sales to base business net sales for the first quarter of 2025 and 2024 follows (in thousands):

	Thirteen Weeks Ended
	March 29,	March 30,
	2025	2024
Net sales	$425,402	$475,223
Net sales from discontinued or divested brands(1)	—	65
Base business net sales	$425,402	$475,288
(1)	For the first quarter of 2024, reflects a net credit paid to customers relating to discontinued and divested brands.

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

Reconciliations of net income (loss) and net cash provided by operating activities to EBITDA and adjusted EBITDA for the first quarter of 2025 and 2024 along with the components of EBITDA and adjusted EBITDA follows (in thousands):

	Thirteen Weeks Ended
	March 29,	March 30,
	2025	2024
Net income (loss)	$835	$(40,239)
Income tax benefit	(1,600)	(12,102)
Interest expense, net	37,758	37,825
Depreciation and amortization	16,838	17,209
EBITDA	53,831	2,693
Acquisition/divestiture-related and non-recurring expenses(1)	2,313	1,637
Impairment of goodwill(2)	—	70,580
Loss on sales of assets	—	135
Impairment of property, plant and equipment, net(3)	2,994	—
Adjusted EBITDA	$59,138	$75,045

	Thirteen Weeks Ended
	March 29,	March 30,
	2025	2024
Net cash provided by operating activities	$52,745	$35,122
Income tax benefit	(1,600)	(12,102)
Interest expense, net	37,758	37,825
Impairment of goodwill(2)	—	(70,580)
Loss on sales of assets	(3,875)	(135)
Deferred income taxes	1,839	17,874
Amortization of deferred debt financing costs and bond discount	(1,416)	(1,298)
Share-based compensation expense	(3,171)	(1,783)
Changes in assets and liabilities, net of effects of business combinations	(28,449)	(2,230)
EBITDA	53,831	2,693
Acquisition/divestiture-related and non-recurring expenses(1)	2,313	1,637
Impairment of goodwill(2)	—	70,580
Loss on sales of assets	—	135
Impairment of property, plant and equipment, net(3)	2,994	—
Adjusted EBITDA	$59,138	$75,045

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

A reconciliation of net income (loss) to adjusted net income and adjusted diluted earnings per share for the first quarter of 2025 and 2024 along with the components of adjusted net income and adjusted diluted earnings per share follows (in thousands):

	Thirteen Weeks Ended
	March 29,	March 30,
	2025	2024
Net income (loss)	$835	$(40,239)
Acquisition/divestiture-related and non-recurring expenses(1)	2,313	1,637
Impairment of goodwill(2)	—	70,580
Loss on sales of assets	—	135
Impairment of property, plant and equipment, net(3)	2,994	—
Tax benefit related to IRC Section 987 and other discrete items(4)	(1,394)	—
Tax effects of non-GAAP adjustments(5)	(1,300)	(17,724)
Adjusted net income	$3,448	$14,389
Adjusted diluted earnings per share	$0.04	$0.18
(1)	Acquisition/divestiture-related and non-recurring expenses primarily include acquisition, integration and divestiture-related expenses for prior and potential future acquisitions and divestitures, and non-recurring expenses.
(2)	In connection with our transition from one reportable segment to four reportable segments during the first quarter of 2024, we reassigned assets and liabilities, including goodwill, between four reporting units (which are the same as our reportable segments). We completed a goodwill impairment test, both prior to and subsequent to the change in reporting structure, comparing the fair values of the reporting units to the carrying values. The goodwill impairment test resulted in us recognizing pre-tax, non-cash goodwill impairment charges of $70.6 million (or $53.4 million, net of tax) within our Frozen & Vegetables reporting unit during the first quarter of 2024. See Note 5, “Goodwill and Other Intangible Assets,” and Note 17, “Business Segment Information,” to our unaudited consolidated interim financial statements in Part I, Item I of this report.
(3)	During the first quarter of 2025, we recorded pre-tax, non-cash impairment charges of $3.0 million related to property, plant and equipment.
(4)	During the first quarter of 2025, we recorded a net discrete tax benefit of $1.4 million, primarily related to a discrete tax benefit of $2.1 million for the tax effect of a pre-transition loss related to Section 987 of the Internal Revenue Code of 1986 for the cumulative unrecognized foreign exchange loss relating to our primary operating subsidiary in Canada, which is a qualified business unit for purposes of Section 987, partially offset by discrete tax expenses of $0.7 million related to stock-based compensation and rate changes.
(5)	Represents the tax effects of the non-GAAP adjustments listed above, assuming a tax rate of 24.5%.

Segment Adjusted EBITDA and Segment Adjusted Expenses. For a discussion of segment adjusted EBITDA, segment adjusted expenses and a reconciliation of segment adjusted EBITDA to net income (loss), see Note 17, “Business Segment Information,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report.

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

A reconciliation of gross profit to adjusted gross profit and gross profit percentage to adjusted gross profit percentage for the first quarter of 2025 and 2024, respectively, follows (in thousands, except percentages):

	Thirteen Weeks Ended
	March 29,	March 30,
	2025	2024
Gross profit	$90,087	$108,881
Acquisition/divestiture-related expenses and non-recurring expenses included in cost of goods sold(1)	516	1,005
Adjusted gross profit	$90,603	$109,886

Gross profit percentage	21.2%	22.9%
Acquisition/divestiture-related expenses and non-recurring expenses included in cost of goods sold as a percentage of net sales	0.1%	0.2%
Adjusted gross profit percentage	21.3%	23.1%
(1)	Acquisition/divestiture-related expenses and non-recurring expenses included in cost of goods sold primarily include acquisition, integration and divestiture-related expenses for prior and potential future acquisitions and divestitures, and non-recurring expenses.

First quarter of 2025 compared to the first quarter of 2024

Net Sales. Net sales for the first quarter of 2025 decreased $49.8 million, or 10.5%, to $425.4 million from $475.2 million for the first quarter of 2024. The decrease was primarily attributable to a decrease in volume, a decrease in net pricing and the impact of product mix, and the negative impact of foreign currency.

Base business net sales for the first quarter of 2025 decreased $49.9 million, or 10.5%, to $425.4 million from $475.3 million for the first quarter of 2024. The decrease in base business net sales was driven by a decrease in volume of $42.4 million, or 8.9%, a decrease in net pricing and the impact of product mix of $5.5 million, or 1.2% of base business net sales, and the negative impact of foreign currency of $2.0 million.

Gross Profit. Gross profit was $90.1 million for the first quarter of 2025, or 21.2% of net sales. Adjusted gross profit, which excludes the negative impact of $0.5 million of acquisition/divestiture-related expenses and non-recurring expenses included in cost of goods sold during the first quarter of 2025, was $90.6 million, or 21.3% of net sales. Gross profit was $108.9 million for the first quarter of 2024, or 22.9% of net sales. Adjusted gross profit, which excludes the negative impact of $1.0 million of acquisition/divestiture-related expenses and non-recurring expenses included in cost of goods sold during the first quarter of 2024, was $109.9 million, or 23.1% of net sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.5 million, or 1.1%, to $49.1 million for the first quarter of 2025 from $48.6 million for the first quarter of 2024. The increase was composed of increases in acquisition/divestiture-related and non-recurring expenses of $4.2 million and general and administrative expenses of $0.5 million, partially offset by decreases in consumer marketing expenses of $3.3 million and selling expenses of $0.9 million. Expressed as a percentage of net sales, selling, general and administrative expenses increased by 1.4 percentage points to 11.6% for the first quarter of 2025, as compared to 10.2% for the first quarter of 2024.

Amortization Expense. Amortization expense remained flat at $5.1 million for the first quarter of 2025 as compared to the first quarter of 2024.

Impairment of Goodwill. In connection with our transition from one reportable segment to four reportable segments during the first quarter of 2024, we reassigned assets and liabilities, including goodwill, between four reporting units (which are the same as our reportable segments) and completed a goodwill impairment test, both prior to and subsequent to the change, comparing the fair values of the reporting units to the carrying values. The goodwill impairment test resulted in us recognizing pre-tax, non-cash goodwill impairment charges of $70.6 million within our Frozen & Vegetables reporting segment during the first quarter of 2024. See Note 5, “Goodwill and Other Intangible

Assets,” and Note 17, “Business Segment Information,” to our unaudited consolidated interim financial statements in Part I, Item I of this report.

Loss on Sales of Assets. During the first quarter of 2024, we recorded a post-closing inventory adjustment related to the Green Giant U.S. shelf-stable divestiture and recorded an additional loss on sale of assets of $0.1 million.

Operating Income (Loss). As a result of the foregoing, operating income increased $51.4 million, or 330.4%, to an operating income of $35.8 million for the first quarter of 2025 from an operating loss of $15.6 million for the first quarter of 2024. Operating income (loss) expressed as a percentage of net sales increased to 8.4% in the first quarter of 2025 from 3.3% in the first quarter of 2024.

Net Interest Expense. Net interest expense remained flat at $37.8 million for the first quarter of 2025 as compared to the first quarter of 2024.

Other Income. Other income for the first quarter of 2025 and 2024 includes the expected return on pension plan assets and the amortization of unrecognized gain less the interest cost on the projected benefit obligation of $1.1 million and $1.0 million, respectively.

Income Tax Benefit. Income tax benefit decreased $10.5 million to $1.6 million for the first quarter of 2025 from $12.1 million for the first quarter of 2024. As a result of the goodwill impairment charges of $70.6 million (or $53.4 million, net of tax) within our Frozen & Vegetables reporting segment during the first quarter of 2024, as described above, we recorded a deferred tax benefit of $17.2 million during the first quarter of 2024. See Note 5, “Goodwill and Other Intangible Assets,” and Note 17, “Business Segment Information,” to our unaudited consolidated interim financial statements in Part I, Item I of this report. Our effective tax rate was 209.2% for the first quarter of 2025 and 23.1% for the first quarter of 2024. Our effective tax rate of 209.2% for the first quarter of 2025 is primarily due to lower pre-tax income relative to the tax benefit received during the first quarter of 2025, which was primarily driven by a discrete tax benefit of $2.1 million for the tax effect of a pre-transition loss related to Section 987 of the Internal Revenue Code of 1986 for the cumulative unrecognized foreign exchange loss relating to our primary operating subsidiary in Canada, which is a qualified business unit for purposes of Section 987. See “Section 987 of the Internal Revenue Code of 1986” above for a discussion of the impact of the tax legislation on income tax benefit.

Business Segment Operating Results. We operate in four reportable business segments: Specialty; Meals; Frozen & Vegetables; and Spices & Flavor Solutions. See Note 17, “Business Segment Information,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report for a description of our business segments and for a reconciliation of the non-GAAP financial measure segment adjusted EBITDA to net income (loss).

Specialty Segment Results. Specialty segment results were as follows (dollars in thousands):

	Thirteen Weeks Ended
	March 29,	March 30,
	2025	2024	$ Change	% Change
Specialty segment net sales	$134,400	$154,729	$(20,329)	(13.1)%
Specialty segment adjusted expenses	100,880	117,537	(16,657)	(14.2)%
Specialty segment adjusted EBITDA	$33,520	$37,192	$(3,672)	(9.9)%

The decrease in Specialty segment net sales was primarily due to [lower Crisco pricing, driven by decreased commodity costs, coupled with modest declines in volumes across the Specialty business unit in the aggregate]. The decrease in Specialty segment adjusted EBITDA was primarily due to [a decrease in net sales].

Meals Segment Results. Meals segment results were as follows (dollars in thousands):

	Thirteen Weeks Ended
	March 29,	March 30,
	2025	2024	$ Change	% Change
Meals segment net sales	$106,142	$120,031	$(13,889)	(11.6)%
Meals segment adjusted expenses	81,168	94,402	(13,234)	(14.0)%
Meals segment adjusted EBITDA	$24,974	$25,629	$(655)	(2.6)%

The decrease in Meals segment net sales was primarily due to [a decrease in volumes across the Meals business unit in the aggregate and a decrease in net pricing and product mix]. The decrease in Meals segment adjusted EBITDA was primarily due to [a decrease in net sales].

Frozen & Vegetables Segment Results. Frozen & Vegetables segment results were as follows (dollars in thousands):

	Thirteen Weeks Ended
	March 29,	March 30,
	2025	2024	$ Change	% Change
Frozen & Vegetables segment net sales	$93,119	$104,887	$(11,768)	(11.2)%
Frozen & Vegetables segment adjusted expenses	94,592	97,057	(2,465)	(2.5)%
Frozen & Vegetables segment adjusted EBITDA	$(1,473)	$7,830	$(9,303)	(118.8)%

The decrease in Frozen & Vegetables segment net sales was primarily due to [a decrease in net pricing and product mix and a decline in volume]. The decrease in Frozen & Vegetables segment adjusted EBITDA was primarily due to [an increase in raw material costs, a decrease in net sales and the negative impact of foreign currency on Green Giant raw material and manufacturing costs].

Spices & Flavor Solutions Segment Results. Spices & Flavor Solutions segment results were as follows (dollars in thousands):

	Thirteen Weeks Ended
	March 29,	March 30,
	2025	2024	$ Change	% Change
Spices & Flavor Solutions segment net sales	$91,741	$95,576	$(3,835)	(4.0)%
Spices & Flavor Solutions segment adjusted expenses	65,472	66,907	(1,435)	(2.1)%
Spices & Flavor Solutions segment adjusted EBITDA	$26,269	$28,669	$(2,400)	(8.4)%

The decrease in Spices & Flavor Solutions segment net sales was primarily due to [a decline in volumes across the Spices & Flavor Solutions business unit in the aggregate, as well as lower net pricing and product mix]. The decrease in Spices & Flavor Solutions segment adjusted EBITDA was primarily due to [increases in trade spending, the impact of product mix and increases in raw material costs, and a decrease in net sales].

Unallocated Corporate Items. Unallocated corporate expenses decreased $0.1 million, or 0.5% in the first quarter of 2025 to $24.2 million from $24.3 million for the first quarter of 2024.

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

Cash Flows

Net Cash Provided by Operating Activities. Net cash provided by operating activities increased $17.6 million to $52.7 million for the first quarter of 2025, as compared to $35.1 million for the first quarter of 2024. The increase was due to favorable working capital comparisons in the first quarter of 2025 compared to the first quarter of 2024, primarily comprised of trade accounts receivable, trade accounts payable, and prepaid expenses and other current assets; partially offset by unfavorable working capital comparisons for inventories, accrued expenses and income tax receivable/payable, net.

Net Cash Used in Investing Activities. Net cash used in investing activities increased $2.2 million to $10.3 million for the first quarter of 2025, as compared to $8.1 million for the first quarter of 2024. The increase was primarily attributable to higher capital expenditures in the first quarter of 2025 compared to the first quarter of 2024.

Net Cash Used in Financing Activities. Net cash used in financing activities increased $6.4 million to $31.9 million for the first quarter of 2025, as compared to $25.5 million for the first quarter of 2024. The increase was primarily driven by a $5.0 million increase in net prepayments of revolving credit facility loans during the first quarter of 2025 as compared to the first quarter of 2024.

Cash Income Tax Payments. We believe that we will realize a benefit to our cash taxes payable from amortization of our trademarks, goodwill and other intangible assets for the taxable years 2025 through 2038. See “U.S. Tax Act” above for a discussion of the impact and expected impact of the U.S. Tax Act on our cash income tax payments, including the impact the U.S. Tax Act had in fiscal 2024 and is expected to have in fiscal 2025 and beyond on our interest expense deductions and our cash taxes. If there is a change in U.S. federal tax policy or, in the case of the interest deduction, a change in our net interest expense relative to our adjusted taxable income that eliminates, limits or reduces our ability to amortize and deduct goodwill and certain intangible assets or the interest deduction we receive on our substantial indebtedness, or otherwise that reduces any of these available deductions or results in an increase in our corporate tax rate, our cash taxes payable may increase further, which could significantly reduce our future liquidity and impact our ability to make interest and dividend payments and have a material adverse effect on our business, consolidated financial condition, results of operations and liquidity.

Dividend Policy

Our dividend policy reflects a basic judgment that our stockholders are better served when we distribute a substantial portion of our cash available to pay dividends to them instead of retaining it in our business. Under this policy, a substantial portion of the cash generated by our company in excess of operating needs, interest and principal payments on indebtedness, and capital expenditures sufficient to maintain our properties and other assets is distributed as regular quarterly cash dividends to the holders of our common stock and not retained by us. We have paid dividends every quarter since our initial public offering in October 2004.

For the first quarter of 2025 and 2024, we had net cash provided by operating activities of $52.7 million and $35.1 million, respectively, and distributed as dividends $15.0 million and $14.9 million, respectively.

Based upon our current intended dividend rate of $0.76 per share per annum and our current number of outstanding shares, we expect our aggregate dividend payments in fiscal 2025 to be approximately $60.6 million.

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

Debt

[See Note 6, “Long-Term Debt,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report for a description of our senior secured credit agreement, including our revolving credit facility and tranche B term loans, our 5.25% senior notes due 2027, and our 8.00% senior secured notes due 2028.]

Equity

See Note 10, “Stockholder’s Equity,” to our unaudited consolidated interim financial statements in Part I, Item I of this report for information about our “at-the-market” (ATM) equity offering program.

Future Capital Needs

We are highly leveraged. On March 29, 2025, the aggregate principal amount of our long-term debt (including current portion) of $2,028.2 million, net of our cash and cash equivalents of $61.2 million, was $1,967.0 million. Stockholders’ equity as of that date was $513.1 million.

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

We expect to make capital expenditures of approximately $30.0 million to $35.0 million in the aggregate during fiscal 2025. During the first quarter of 2025, we made capital expenditures of $12.1 million, of which $10.4 million were paid in cash. Our projected capital expenditures for fiscal 2025 primarily relate to asset sustainability projects, cost savings initiatives, information technology (hardware and software), including cybersecurity, and environmental compliance.

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

Inflation

See “—General—Fluctuations in Commodity Prices and Production and Distribution Costs” above.

Contingencies

See Note 13, “Commitments and Contingencies,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report.

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies —Recently Issued Accounting Standards – Pending Adoption,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report.

Supplemental Financial Information about B&G Foods and Guarantor Subsidiaries

As further discussed in Note 6, “Long-Term Debt,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report, our obligations under the 5.25% senior notes due 2027 and the 8.00% senior secured notes due 2028 are jointly and severally and fully and unconditionally guaranteed on a senior basis by all of our existing and certain future domestic subsidiaries, which we refer to in this section as the guarantor subsidiaries. Our foreign subsidiaries are not guarantors, and any future foreign or partially owned domestic subsidiaries will not be guarantors, of the 5.25% senior notes due 2027 or the 8.00% senior secured notes due 2028. In this section, we refer to these foreign subsidiaries and future foreign or partially owned domestic subsidiaries as the non-guarantor subsidiaries. See Note 6, “Long-Term Debt” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report.

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

The following tables present summarized unaudited financial information on a combined basis for B&G Foods and each of the guarantor subsidiaries described above after elimination of (1) intercompany transactions and balances among B&G Foods and the guarantor subsidiaries and (2) investments in any subsidiary that is a non-guarantor (in thousands):

	March 29,	December 28,
	2025	2024
Current assets(1)	$672,822	$690,367
Non-current assets	2,129,645	2,146,552
Current liabilities(2)	$226,641	$224,344
Non-current liabilities	2,210,764	2,230,946
(1)	Current assets includes amounts due from non-guarantor subsidiaries of $38.0 million and $50.2 million as of March 29, 2025 and December 28, 2024, respectively.
(2)	Current liabilities includes amounts due to non-guarantor subsidiaries of $26.6 million and $13.0 million as of March 29, 2025 and December 28, 2024, respectively.

	Thirteen Weeks Ended
	March 29,	March 30,
	2025	2024
Net sales	$393,441	$443,716
Gross profit	89,945	97,203
Operating income (loss)	29,582	(32,338)
Loss before income taxes	(7,029)	(69,117)
Net loss	$(3,504)	$(55,521)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Changes in interest rates impact our fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas for variable rate debt, a change in the interest rates will impact interest expense and cash flows. At March 29, 2025, we had $1,349.3 million of fixed rate debt and $678.9 million of variable rate debt.

Based upon our principal amount of long-term debt outstanding at March 29, 2025, a hypothetical 1.0% increase or decrease in interest rates would have affected our annual interest expense by approximately $6.8 million.

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

The information in Note 7, “Fair Value Measurements,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report is incorporated herein by reference.

Foreign Currency Risk. The information under the heading “Fluctuations in Currency Exchange Rates” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated herein by reference.

Market Fluctuation Risks Relating to our Defined Benefit Pension Plans. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies; Use of Estimates” and Note 12, “Pension Benefits,” to our consolidated financial statements in Part II, Item 8 of our 2024 Annual Report on Form 10-K for a discussion of the exposure of our defined benefit pension plan assets to risks related to market fluctuations.

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

The information set forth under the heading “Legal Proceedings” in Note 13 to our unaudited consolidated interim financial statements in Part I, Item 1 of this quarterly report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

We do not believe there have been any material changes in our risk factors as previously disclosed in our 2024 Annual Report on Form 10-K, except as follows:

[NOTE: Updated risk factor regrading tariffs to be provided.]

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

22.1	Guarantor Subsidiaries (Filed as Exhibit 22.1 to B&G Foods’ Quarterly Report on Form 10-Q filed on November 5, 2024, and incorporated by reference herein.)

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer and Chief Financial Officer.

101

The following unaudited financial information from B&G Foods’ Quarterly Report on Form 10-Q for the quarter ended March 29, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2025, formatted in iXBRL and contained in Exhibit 101.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 7, 2025	B&G FOODS, INC.

	By:	/s/ Bruce C. Wacha
Bruce C. Wacha Executive Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Authorized Officer)