Form 10-Q/A
period 2025-03-29
B&G Foods, Inc.
filed 2025-05-07
CIK 1278027

As filed with the Securities and Exchange Commission on May 7, 2025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

On May 6, 2025, B&G Foods’ third-party filing agent mistakenly filed, without B&G Foods’ knowledge or authorization, an incomplete draft of B&G Foods’ quarterly report on Form 10-Q for the quarterly period ended March 29, 2025. That draft report, as filed, was not complete and had not been subject to B&G Foods’ final review process. Further, KPMG's PCAOB AS 4105 review also was not completed prior to the inadvertent filing. This Amendment No. 1 on Form 10-Q/A is being filed to correct the filing error, amends and replaces the original filing in its entirety, and contains the final and complete quarterly report for B&G Foods for the period. The changes in reported information between this amendment and the original filing include an additional risk factor in Part II, Item 1A, clarifications and corrections to commentary regarding segment operating results in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other immaterial changes and corrections.

- i -

B&G Foods, Inc. and Subsidiaries

- ii -

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

- iii -

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

- iv -

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

During the first quarter of 2024, we reorganized our reporting structure from one reportable segment to four reportable segments: Specialty, Meals, Frozen & Vegetables and Spices & Flavor Solutions, which are further described in Note 17, “Business Segment Information.” The change in the reporting structure required us to reassign assets and liabilities, including goodwill, among the four reporting units (which are the same as our reportable segments) and complete a goodwill impairment test, both prior to and subsequent to the change, comparing the fair values of the reporting units to the carrying values, and evaluate other assets in the reporting units for impairment, including indefinite-lived intangible assets (trademarks). The allocation was based on specific identification where possible and, where necessary, based on an allocation method. With respect to trademarks and other intangible assets, specific

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

identification was used to assign them to a reporting unit. Corporate related assets and liabilities were not allocated to reporting units, which were identified as cash, debt, dividends payable and fixed assets for the corporate headquarters.

We allocated our goodwill to each of our reporting units, based on the percentage of the relative fair value of each of our reporting units. The relative fair value of our reporting units was estimated using a discounted cash flow analysis, which required us to estimate future cash flows as well as to select a risk-adjusted discount rate to measure the present value of the anticipated cash flows. When determining future cash flow estimates, we consider historical results adjusted to reflect current and anticipated operating conditions. We estimate cash flows for a reporting unit over a discrete period and a terminal period (considering expected long-term growth rates and trends). We used a discount rate of 8.00% and a terminal growth rate that was flat in estimating the fair value of our reporting units. Estimating the fair value of individual reporting units requires us to make assumptions and estimates in areas such as future economic conditions, industry-specific conditions, product pricing, and necessary capital expenditures. The use of different assumptions or estimates for future cash flows, discount rates, or terminal growth rates could produce substantially different estimates of the fair value.

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

Income tax provisions for interim periods are based on an estimated annual income tax rate, adjusted for discrete tax items, with any changes affecting the estimated annual effective tax rate recorded in the interim period in which the change occurs. We determined that the estimated annual effective tax rate method would provide a reliable estimate of our overall annual effective tax rate.

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

Trade and Regulatory Uncertainty. On February 1, 2025, the White House announced the imposition of tariffs of up to 25% on imports from Canada and Mexico and 10% on imports from China, and those countries subsequently announced retaliatory tariffs in response. Although the imposition of such tariffs has to a large extent been at least temporarily paused in the case of Canada and Mexico, tariffs on imports from China have increased to 145%, and the situation is dynamic, rapidly evolving and uncertain. The U.S. has also reinstated full 25% tariffs on steel imports and increased tariffs on aluminum imports to 25%.

If allowed to become or remain effective, these or any new or increased tariffs or resultant trade wars could lead to significant increases in the costs of raw materials and finished goods, including spices for our Spices & Flavor Solutions business unit, such as garlic, primarily sourced from China, and black pepper primarily sourced from Vietnam; finished goods produced at our Green Giant frozen vegetable manufacturing facility in Irapuato, Mexico; certain raw material vegetables we procure in Mexico for production in the United States; and the cost of steel cans and lids used for certain of our products. Our attempts to potentially offset cost increases through increases in the prices we charge for certain of our products may not be successful and may result in reduced sales volume.

If we are unable to offset increased costs or face significant sales volume declines, this could have a material adverse effect on our business, consolidated financial position, results of operation or liquidity. Although most of the Green Giant vegetable products that we sell to customers in Canada are grown and produced in Canada, retaliatory tariffs imposed or threatened to be imposed by Canada or any “buy Canadian” campaigns in response to U.S. tariffs could have an adverse impact on our sales to customers in Canada for any of our products that are not produced in Canada. In addition, if allowed to become or remain effective, these recent tariffs or any new or increased tariffs could also negatively affect U.S. national or regional economies or lead to increased inflation or a recession, which also could have a material adverse effect on our business, consolidated financial position, results of operation or liquidity. The extent and duration of the tariffs and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and demand for our products.

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

The decrease in Specialty segment net sales was primarily due to lower net pricing and decreased volumes across the Specialty business unit in the aggregate. The decrease in Specialty segment adjusted EBITDA was primarily due to a decrease in net sales, offset in part by an increase in segment adjusted EBITDA as a percentage of net sales.

Meals Segment Results. Meals segment results were as follows (dollars in thousands):

	Thirteen Weeks Ended
	March 29,	March 30,
	2025	2024	$ Change	% Change
Meals segment net sales	$106,142	$120,031	$(13,889)	(11.6)%
Meals segment adjusted expenses	81,168	94,402	(13,234)	(14.0)%
Meals segment adjusted EBITDA	$24,974	$25,629	$(655)	(2.6)%

The decrease in Meals segment net sales was primarily due to a decrease in volumes across the Meals business unit in the aggregate coupled with a decrease in net pricing and product mix. The decrease in Meals segment adjusted EBITDA was primarily due to a decrease in net sales, which was largely offset by an increase in segment adjusted EBITDA as a percentage of net sales.

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

The decrease in Frozen & Vegetables segment net sales was primarily due to a decrease in net pricing and product mix and a decline in volume. The decrease in Frozen & Vegetables segment adjusted EBITDA was primarily due to a decrease in net sales, increased trade promotions, and an increase in raw material costs.

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

The decrease in Spices & Flavor Solutions segment net sales was primarily due to a decline in volumes across the Spices & Flavor Solutions business unit in the aggregate. The decrease in Spices & Flavor Solutions segment adjusted EBITDA was primarily due to a decrease in net sales, increases in raw material costs, and the impact of product mix.

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

Debt

See Note 6, “Long-Term Debt,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report for a description of our senior secured credit agreement, including our revolving credit facility and tranche B term loans, our 5.25% senior notes due 2027, and our 8.00% senior secured notes due 2028.

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

Item 1A. Risk Factors

We do not believe there have been any material changes in our risk factors as previously disclosed in our 2024 Annual Report on Form 10-K, except as follows:

Trade policies, including the imposition and threatened imposition of tariffs by the United States and retaliatory actions taken by other countries in response could have a material adverse effect on our business, consolidated financial position, results of operation or liquidity.

On February 1, 2025, the White House announced the imposition of tariffs of up to 25% on imports from Canada and Mexico and 10% on imports from China, and those countries subsequently announced retaliatory tariffs in response. Although the imposition of such tariffs has to a large extent been at least temporarily paused in the case of Canada and Mexico, tariffs on imports from China have increased to 145%, and the situation is dynamic, rapidly evolving and uncertain. The U.S. has also reinstated full 25% tariffs on steel imports and increased tariffs on aluminum imports to 25%.

If allowed to become or remain effective, these or any new or increased tariffs or resultant trade wars could lead to significant increases in the costs of raw materials and finished goods, including spices for our Spices & Flavor Solutions business unit, such as garlic, primarily sourced from China, and black pepper primarily sourced from Vietnam; finished goods produced at our Green Giant frozen vegetable manufacturing facility in Irapuato, Mexico; certain raw material vegetables we procure in Mexico for production in the United States; and the cost of steel cans and lids used for certain of our products. Our attempts to potentially offset cost increases through increases in the prices we charge for certain of our products may not be successful and may result in reduced sales volume.

If we are unable to offset increased costs or face significant sales volume declines, this could have a material adverse effect on our business, consolidated financial position, results of operation or liquidity. Although most of the Green Giant vegetable products that we sell to customers in Canada are grown and produced in Canada, retaliatory tariffs imposed or threatened to be imposed by Canada or any “buy Canadian” campaigns in response to U.S. tariffs could have an adverse impact on our sales to customers in Canada for any of our products that are not produced in Canada. In addition, if allowed to become or remain effective, these recent tariffs or any new or increased tariffs could also negatively affect U.S. national or regional economies or lead to increased inflation or a recession, which also could have a material adverse effect on our business, consolidated financial position, results of operation or liquidity. The extent and duration of the tariffs and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and demand for our products.

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

101

The following unaudited financial information from B&G Foods’ Quarterly Report on Form 10-Q/A (Amendment No. 1) for the quarter ended March 29, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.

104	The cover page from the Company’s Quarterly Report on Form 10-Q/A (Amendment No. 1) for the quarter ended March 29, 2025, formatted in iXBRL and contained in Exhibit 101.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 7, 2025	B&G FOODS, INC.

	By:	/s/ Bruce C. Wacha
Bruce C. Wacha Executive Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Authorized Officer)