Form 10-Q
period 2025-06-28
B&G Foods, Inc.
filed 2025-08-04
CIK 1278027

As filed with the Securities and Exchange Commission on August 4, 2025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 28, 2025 or

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

As of July 31, 2025, the registrant had 80,003,749 shares of common stock, par value $0.01 per share, issued and outstanding.

B&G Foods, Inc. and Subsidiaries

- i -

Forward-Looking Statements

This report includes forward-looking statements, including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The words “believes,” “belief,” “expects,” “projects,” “intends,” “anticipates,” “assumes,” “could,” “should,” “estimates,” “potential,” “seek,” “predict,” “may,” “will” or “plans” and similar references to future periods are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by any forward-looking statements. We believe important factors that could cause actual results to differ materially from our expectations include the following:

●	our substantial leverage, which may impact our ability, among other things, to fund capital expenditures, working capital needs, dividend payments and acquisitions, and to obtain refinancing or additional financing;
●	our ability to comply with the ratios or tests under our long-term debt agreements, including the maximum consolidated leverage ratio and minimum consolidated interest coverage ratio under our credit agreement, which may be affected not only by our operating performance but also by events beyond our control, including prevailing economic, financial and industry conditions, and changes in interest rates;
●	the effects of international trade disputes, tariffs, quotas, and other import or export restrictions on our procurement, sales and operations (including recent U.S. tariffs imposed or threatened to be imposed on China, Canada and Mexico and other countries and retaliatory actions taken or threatened to be taken by such countries);
●	the effects of rising costs for and/or decreases in the supply of commodities, ingredients, packaging, other raw materials, distribution and labor;
●	crude oil prices and their impact on distribution, packaging and energy costs;
●	our ability to successfully implement sales price increases and cost saving measures to offset any cost increases;
●	intense competition, changes in consumer preferences, demand for our products and local economic and market conditions;
●	our continued ability to promote brand equity successfully, to anticipate and respond to new consumer trends, to develop new products and markets, to broaden brand portfolios in order to compete effectively with lower priced products and in markets that are consolidating at the retail and manufacturing levels and to improve productivity;
●	the ability of our company and our supply chain partners to continue to operate manufacturing facilities, distribution centers and other work locations without material disruption, and to procure ingredients, packaging and other raw materials when needed despite disruptions in the supply chain or labor shortages;
●	the impact pandemics or disease outbreaks may have on our business, including among other things, our supply chain, our manufacturing operations, our workforce and customer and consumer demand for our products;
●	our ability to recruit and retain senior management and a highly skilled and diverse workforce at our corporate offices, manufacturing facilities and other work locations despite a very tight labor market and changing employee expectations as to fair compensation, an inclusive and diverse workplace, flexible working and other matters;
●	the risks associated with the possible expansion of our business through acquisitions or reduction in size through divestitures;
●	our possible inability to successfully complete divestitures of non-core businesses, including the possible divestiture of some or all of the remaining assets of our Frozen & Vegetables business unit, to sharpen our focus, improve our margins, reduce costs and reduce our long-term debt, and, if completed, our possible inability to achieve the expected margin improvements, cost savings and debt reduction;
●	our possible inability to identify new acquisitions or to integrate recent or future acquisitions, or our failure to realize anticipated revenue enhancements, cost savings or other synergies from recent or future acquisitions;

- ii -

●	our ability to successfully complete the integration of recent or future acquisitions into our enterprise resource planning (ERP) system;
●	tax reform and legislation, including the effects of the U.S. Tax Cuts and Jobs Act and the One Big Beautiful Bill Act, and any future tax reform or legislation;
●	our ability to access the credit markets and our borrowing costs and credit ratings, which may be influenced by credit markets generally and the credit ratings of our competitors;
●	unanticipated expenses, including, without limitation, litigation or legal settlement expenses;
●	the effects of currency movements of the Canadian dollar and the Mexican peso as compared to the U.S. dollar;
●	future impairments of our goodwill, other intangible assets, and tangible assets, such as property, plant, equipment or inventory, which impairments may be triggered if our operating results for any of our brands deteriorate at rates in excess of our current projections, our market capitalization declines or discount rates change, even if due to macroeconomic factors, or may be triggered by divestitures, including our possible divestiture of some or all of the remaining assets of our Frozen & Vegetables business unit, if divestiture proceeds are less than the book value of the assets being divested;
●	our ability to protect information systems against, or effectively respond to, a cybersecurity incident, other disruption or data leak;
●	our ability to successfully implement our sustainability initiatives and achieve our sustainability goals, and changes to environmental laws and regulations;
●	our ability to successfully adopt and utilize new technologies, such as artificial intelligence, including machine learning and generative artificial intelligence;
●	other factors that affect the food industry generally, including:
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

- iii -

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

B&G Foods, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 28,	December 28,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$54,084	$50,583
Trade accounts receivable, net	140,397	172,260
Inventories	531,637	511,232
Prepaid expenses and other current assets	35,334	38,301
Income tax receivable	1,137	9,068
Total current assets	762,589	781,444

Property, plant and equipment, net of accumulated depreciation of $466,377 and $464,153 as of June 28, 2025 and December 28, 2024, respectively	261,303	278,119
Operating lease right-of-use assets	47,156	55,431
Finance lease right-of-use assets	244	773
Goodwill	543,838	548,231
Other intangible assets, net	1,275,739	1,285,946
Other assets	37,141	34,788
Deferred income taxes	8,930	9,320
Total assets	$2,936,940	$2,994,052

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$148,686	$113,209
Accrued expenses	72,416	83,960
Current portion of operating lease liabilities	15,898	17,963
Current portion of finance lease liabilities	183	726
Current portion of long-term debt	5,625	5,625
Income tax payable	1,820	344
Dividends payable	15,203	15,038
Total current liabilities	259,831	236,865

Long-term debt, net of current portion	1,984,856	2,014,823
Deferred income taxes	148,451	168,027
Long-term operating lease liabilities, net of current portion	31,213	37,697
Other liabilities	11,159	11,833
Total liabilities	2,435,510	2,469,245
Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share. Authorized 125,000,000 shares; 80,015,325 and 79,144,800 shares issued and outstanding as of June 28, 2025 and December 28, 2024, respectively	800	791
Additional paid-in capital	—	—
Accumulated other comprehensive income (loss)	4,985	(4,743)
Retained earnings	495,645	528,759
Total stockholders’ equity	501,430	524,807
Total liabilities and stockholders’ equity	$2,936,940	$2,994,052

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024
Net sales	$424,425	$444,590	$849,827	$919,813
Cost of goods sold	337,443	352,553	672,758	718,895
Gross profit	86,982	92,037	177,069	200,918

Operating expenses:
Selling, general and administrative expenses	47,198	43,128	96,330	91,740
Amortization expense	5,109	5,111	10,218	10,223
Impairment of goodwill	—	—	—	70,580
Loss on sales of assets	12,646	—	12,646	135
Operating income	22,029	43,798	57,875	28,240

Other expenses (income):
Interest expense, net	35,780	37,808	73,538	75,633
Other income	(1,201)	(1,046)	(2,348)	(2,088)
(Loss) income before income tax (benefit) expense	(12,550)	7,036	(13,315)	(45,305)
Income tax (benefit) expense	(2,778)	3,098	(4,378)	(9,004)
Net (loss) income	$(9,772)	$3,938	$(8,937)	$(36,301)

Weighted average shares outstanding:
Basic	79,858	79,083	79,515	78,865
Diluted	79,858	79,389	79,515	78,865

(Loss) earnings per share:
Basic	$(0.12)	$0.05	$(0.11)	$(0.46)
Diluted	$(0.12)	$0.05	$(0.11)	$(0.46)

Cash dividends declared per share	$0.19	$0.19	$0.38	$0.38

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024
Net (loss) income	$(9,772)	$3,938	$(8,937)	$(36,301)

Other comprehensive income (loss):
Foreign currency translation adjustments	9,357	(8,531)	9,871	(8,436)
Pension loss, net of tax	(87)	(11)	(143)	(19)
Other comprehensive income (loss)	9,270	(8,542)	9,728	(8,455)
Comprehensive (loss) income	$(502)	$(4,604)	$791	$(44,756)

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

As of June 28, 2025

(In thousands, except share and per share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at December 28, 2024	79,144,800	$791	$—	$(4,743)	$528,759	$524,807
Foreign currency translation	—	—	—	514	—	514
Change in pension benefit (net of $19 of income taxes)	—	—	—	(56)	—	(56)
Net income	—	—	—	—	835	835
Share-based compensation	—	—	2,892	—	—	2,892
Issuance of common stock for share-based compensation	767,569	8	(8)	—	—	—
Cancellation of restricted stock for tax withholding upon vesting	(111,762)	(1)	(736)	—	—	(737)
Cancellation of restricted stock upon forfeiture	(2,719)	—	—	—	—	—
Dividends declared on common stock, $0.19 per share	—	—	(2,148)	—	(13,013)	(15,161)
Balance at March 29, 2025	79,797,888	$798	$—	$(4,285)	$516,581	$513,094
Foreign currency translation	—	—	—	9,357	—	9,357
Change in pension benefit (net of $28 of income taxes)	—	—	—	(87)	—	(87)
Net loss	—	—	—	—	(9,772)	(9,772)
Share-based compensation	—	—	4,041	—	—	4,041
Issuance of common stock for share-based compensation	222,003	2	(2)	—	—	—
Cancellation of restricted stock for tax withholding upon vesting	(49)	—	—	—	—	—
Cancellation of restricted stock upon forfeiture	(4,517)	—	—	—	—	—
Dividends declared on common stock, $0.19 per share	—	—	(4,039)	—	(11,164)	(15,203)
Balance at June 28, 2025	80,015,325	$800	$—	$4,985	$495,645	$501,430

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

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Twenty-six Weeks Ended
	June 28,	June 29,
	2025	2024
Cash flows from operating activities:
Net loss	$(8,937)	$(36,301)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	33,554	34,552
Amortization of operating lease right-of-use assets	9,937	9,480
Amortization of deferred debt financing costs and bond discount	3,155	3,208
Deferred income taxes	(18,503)	(15,158)
Impairment of goodwill	—	70,580
Impairment of property, plant and equipment	2,994	—
Loss on sales of assets and property, plant and equipment	13,549	258
Gain on extinguishment of debt	(2,073)	—
Share-based compensation expense	6,554	4,395
Changes in assets and liabilities:
Trade accounts receivable	32,385	468
Inventories	(25,991)	3,136
Prepaid expenses and other current assets	3,757	(787)
Income tax receivable/payable, net	9,459	(4,001)
Other assets	(1,624)	(2,646)
Trade accounts payable	37,625	4,472
Accrued expenses	(24,407)	(26,326)
Other liabilities	(866)	1,080
Net cash provided by operating activities	70,568	46,410

Cash flows from investing activities:
Capital expenditures	(16,756)	(13,747)
Proceeds from sales of assets and property, plant and equipment	10,811	(422)
Net cash used in investing activities	(5,945)	(14,169)

Cash flows from financing activities:
Redemptions and repurchases of senior notes	(18,617)	(21,315)
Repayments of borrowings under term loan facility	(2,250)	(685)
Repayments of borrowings under revolving credit facility	(75,000)	(60,000)
Borrowings under revolving credit facility	65,000	80,000
Dividends paid	(30,199)	(29,958)
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	(737)	(615)
Net cash used in financing activities	(61,803)	(32,573)

Effect of exchange rate fluctuations on cash and cash equivalents	681	(439)
Net increase (decrease) in cash and cash equivalents	3,501	(771)

Cash and cash equivalents at beginning of period	50,583	41,094
Cash and cash equivalents at end of period	$54,084	$40,323

Supplemental disclosures of cash flow information:
Cash interest payments	$72,977	$71,254
Cash income tax payments	$5,052	$10,044
Non-cash investing and financing transactions:
Dividends declared and not yet paid	$15,203	$15,041
Accruals related to purchases of property, plant and equipment	$1,938	$1,798
Right-of-use assets obtained in exchange for new operating lease liabilities	$914	$2,709

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

We have four reportable segments (also referred to as business units):

(1)	Specialty, which includes among others, the Crisco, Clabber Girl, Bear Creek, Polaner, Underwood, B&G, Grandma’s, New York Style, B&M, Baker’s Joy, Regina, TrueNorth, Static Guard, SugarTwin and Brer Rabbit brands and included the Don Pepino and Sclafani brands until our divestiture of those brands on May 23, 2025;
(2)	Meals, which includes, among others, the Ortega, Maple Grove Farms, Cream of Wheat, Las Palmas, Victoria, Mama Mary’s, Spring Tree, McCann’s, Carey’s and Vermont Maid brands;
(3)	Frozen & Vegetables, which includes the Green Giant and Le Sueur brands; and
(4)	Spices & Flavor Solutions, which includes, among others, the Dash, Spice Islands, Weber, Ac’cent, Tone’s, Trappey’s, Durkee and Wright’s brands.

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

Basis of Presentation

The accompanying unaudited consolidated interim financial statements for the thirteen and twenty-six week periods ended June 28, 2025 (second quarter and first two quarters of 2025) and June 29, 2024 (second quarter and first two quarters of 2024) have been prepared by our company in accordance with generally accepted accounting principles in the United States (GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and include the accounts of B&G Foods, Inc. and its subsidiaries. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, our management believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading. All intercompany balances and transactions have been eliminated. The accompanying unaudited consolidated interim financial statements contain all adjustments that are, in the opinion of management, necessary to present fairly our consolidated financial position as of June 28, 2025, and the results of our operations, comprehensive (loss) income, changes in stockholders’ equity and cash flows for the second quarter and first two quarters of 2025 and 2024. Our results of operations for the second quarter and first two quarters of 2025 are not necessarily indicative of the results to be expected for the full year. We have evaluated subsequent events for disclosure

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

through the date of issuance of the accompanying unaudited consolidated interim financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for fiscal 2024 filed with the SEC on February 25, 2025 (which we refer to as our 2024 Annual Report on Form 10-K).

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

Don Pepino Divestiture

On May 23, 2025, we completed the sale of the Don Pepino and Sclafani brands of pizza and spaghetti sauces, crushed tomatoes, tomato puree and whole peeled tomatoes to Violet Foods LLC, a newly formed portfolio company of Amphora Equity Partners LLC, for a purchase price of $10.6 million, subject to closing and post-closing adjustments based upon inventory at closing. We refer to this divestiture as the “Don Pepino divestiture.”

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

During the second quarter of 2025, we recognized a pre-tax loss on sale of $12.6 million related to the Don Pepino divestiture, as calculated below (in thousands):

Cash received	$10,646
Less:
Assets sold:
Inventories	$11,227
Property, plant and equipment, net	5,066
Goodwill	4,751
Trademarks — indefinite-lived intangible assets	780
Other assets	160
Customer relationships — finite-lived intangible assets	85
Total assets sold	22,069
Expenses	1,223
Pre-tax loss on sale of assets	$(12,646)

During the first quarter of 2024, we recorded an additional loss on sale of $0.1 million relating to a prior year divestiture.

(4)	Inventories

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

Inventories consist of the following, as of the dates indicated (in thousands):

	June 28, 2025	December 28, 2024
Raw materials and packaging	$105,685	$85,356
Work-in-process	78,092	116,161
Finished goods	347,860	309,715
Inventories	$531,637	$511,232

(5)	Goodwill and Other Intangible Assets

The carrying amounts of goodwill and other intangible assets, as of the dates indicated, consist of the following (in thousands):

	June 28, 2025			December 28, 2024
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Finite-Lived Intangible Assets
Trademarks	$6,800	$5,516	$1,284	$6,800	$5,289	$1,511
Customer relationships	385,713	228,622	157,091	386,026	218,958	167,068
Total finite-lived intangible assets	$392,513	$234,138	$158,375	$392,826	$224,247	$168,579

Indefinite-Lived Intangible Assets
Goodwill			$543,838			$548,231
Trademarks			1,117,364			1,117,367
Total indefinite-lived intangible assets			$1,661,202			$1,665,598

Total goodwill and other intangible assets			$1,819,577			$1,834,177

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The changes in the carrying amount of goodwill by operating segment for the first two quarters of 2025 were as follows (in thousands):

	Specialty	Meals	Frozen & Vegetables	Spices & Flavor Solutions	Total
Balance as of December 31, 2024	$223,778	$143,020	$—	$181,433	$548,231
Currency translation	358	—	—	—	358
Don Pepino divestiture	(4,751)	—	—	—	(4,751)
Balance as of June 28, 2025	$219,385	$143,020	$—	$181,433	$543,838

The changes in the carrying amount of indefinite-lived trademark intangible assets by reporting unit for the first two quarters of 2025 were as follows (in thousands):

	Specialty	Meals	Frozen & Vegetables	Spices & Flavor Solutions	Total
Balance as of December 31, 2024	$593,134	$219,764	$31,660	$272,809	$1,117,367
Currency translation	777	—	—	—	777
Don Pepino divestiture	(780)				(780)
Balance as of June 28, 2025	$593,131	$219,764	$31,660	$272,809	$1,117,364

Amortization expense associated with finite-lived intangible assets was $5.1 million and $10.2 million for each of the second quarter and first two quarters of 2025 and 2024, respectively, and is recorded in operating expenses. We expect to recognize an additional $10.2 million of amortization expense associated with our finite-lived intangible assets during the remainder of fiscal 2025, and thereafter $19.7 million in fiscal 2026, $14.8 million in fiscal 2027, $12.9 million in fiscal 2028, $12.7 million in fiscal 2029, and $12.7 million in fiscal 2030.

We did not recognize any impairment charges for goodwill or indefinite-lived intangible assets for the first two quarters of 2025 or for indefinite-lived intangible assets for the first two quarters of 2024. During the second quarter of 2025, the publicly quoted share price of our common stock declined significantly, resulting in a market capitalization that fell below our consolidated stockholders’ equity. We assessed whether this decline constituted a triggering event for our three goodwill carrying reporting units, Meals, Specialty and Spices & Flavor Solutions. We concluded that there was no trigger because we believe that the decline in market capitalization was primarily attributable to the performance of our Frozen & Vegetables reporting unit, which no longer carries goodwill following a full impairment of goodwill recorded in the first quarter of 2024. This reporting unit generated negative segment adjusted EBITDA for the first two quarters of 2025 and remains subject to an ongoing strategic review. We also assessed the significant asset components within the Frozen & Vegetables reporting unit, including inventory, long-lived assets, finite-lived intangibles, and indefinite-lived intangibles following the prescribed order of impairment testing under U.S. GAAP. Based on this evaluation, we concluded that no impairment indicators or triggering events were present for these asset components. We also concluded that the Frozen & Vegetables reporting unit, and its asset components, did not meet the criteria for held for sale as of June 28, 2025. See Note 18, “Subsequent Events— Le Sueur U.S. Divestiture; Possible Divestiture of Remaining Frozen & Vegetables Assets” for additional commentary.

During the first quarter of 2024, we reorganized our reporting structure from one reportable segment to four reportable segments: Specialty, Meals, Frozen & Vegetables and Spices & Flavor Solutions, which are further described in Note 17, “Business Segment Information.” The change in the reporting structure required us to reassign assets and liabilities, including goodwill, among the four reporting units (which are the same as our reportable segments) and complete a goodwill impairment test, both prior to and subsequent to the change, comparing the fair values of the reporting units to the carrying values, and evaluate other assets in the reporting units for impairment, including indefinite-lived intangible assets (trademarks). The allocation was based on specific identification where possible and, where necessary, based on an allocation method. With respect to trademarks and other intangible assets, specific identification was used to assign them to a reporting unit. Corporate related assets and liabilities were not allocated to reporting units, which were identified as cash, debt, dividends payable and fixed assets for the corporate headquarters.

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

(6)	Long-Term Debt

Long-term debt consists of the following, as of the dates indicated (in thousands):

	June 28, 2025	December 28, 2024
Revolving credit loans due 2028	$235,000	$245,000
Tranche B term loans due 2029	447,750	450,000
5.25% senior notes due 2027	529,310	550,000
8.00% senior secured notes due 2028	799,315	799,315
Unamortized deferred debt financing costs	(15,933)	(18,403)
Unamortized discount	(4,961)	(5,464)
Total long-term debt, net of unamortized deferred debt financing costs and discount	1,990,481	2,020,448
Current portion of long-term debt	(5,625)	(5,625)
Long-term debt, net of unamortized deferred debt financing costs and discount, and excluding current portion	$1,984,856	$2,014,823

As of June 28, 2025, the aggregate contractual maturities of long-term debt were as follows (in thousands):

Aggregate Contractual Maturities(1)
Fiscal year:
2025 remaining	$3,375
2026	4,500
2027	533,810
2028	1,037,690
2029	432,000
Thereafter	—
Total	$2,011,375
(1)	Fiscal years 2025 to 2029 also reflect amortization payments per calendar quarter of 0.25% of the original principal amount of our tranche B term loans due 2029.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Senior Secured Credit Agreement. Our senior secured credit agreement includes a term loan facility and a revolving credit facility.

Our tranche B term loans bear interest based on alternative rates that we may choose, including a base rate per annum plus an applicable margin of 2.50%, and SOFR plus an applicable margin of 3.50%. As of June 28, 2025, the weighted average interest rate on our tranche B term loans was 7.83%. The tranche B term loans are subject to amortization at the rate of 0.25% of the original principal amount per calendar quarter with the balance due and payable on the maturity date. The tranche B term loans mature on October 10, 2029.

Interest under the revolving credit facility, including any outstanding letters of credit, is determined based on alternative rates that we may choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin ranging from 0.50% to 1.00%, and SOFR plus an applicable margin ranging from 1.50% to 2.00%, in each case depending on our consolidated leverage ratio (as defined in the credit agreement). As of June 28, 2025, the weighted average interest rate on our revolving credit loans was 6.31%. As of June 28, 2025, the available borrowing capacity under the revolving credit facility, net of outstanding letters of credit of $7.0 million, was $233.0 million. On July 1, 2025, we amended our credit agreement to, among other things, reduce the revolving credit facility commitments from $475.0 million to $430.0 million. Proceeds of the revolving credit facility may be used for general corporate purposes, including acquisitions of targets in the same or a similar line of business as our company, subject to specified criteria. The revolving credit facility matures on December 16, 2028.

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

The credit agreement also contains certain financial maintenance covenants, which, among other things, specify a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio, each ratio as defined in the credit agreement. On July 1, 2025, we amended our credit agreement to, among other things, temporarily increase the maximum consolidated leverage ratio permitted under our revolving credit facility. As so amended, the credit agreement provides that our maximum consolidated leverage ratio (defined as the ratio, determined on a pro forma basis, of our consolidated net debt, as of the last day of any period of four consecutive fiscal quarters to our adjusted EBITDA (as defined in the credit agreement) before share-based compensation for such period), is 7.50 to 1.00 for the quarter ending June 28, 2025 through the quarter ending October 3, 2026, 7.25 to 1.00 for the quarter ending January 2, 2027, and 7.00 to 1.00 for the quarters ending April 3, 2027 and thereafter.

We are also required to maintain a consolidated interest coverage ratio (defined as the ratio, determined on a pro forma basis, of our adjusted EBITDA (before share-based compensation) for any period of four consecutive fiscal quarters to our consolidated interest expense for such period payable in cash) of at least 1.75 to 1.00. As of June 28, 2025, we were in compliance with all of the covenants, including the financial covenants, in the credit agreement.

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

See Note 18, “Subsequent Events—Credit Agreement Amendment.”

5.25% Senior Notes due 2027. Interest on the 5.25% senior notes due 2027 is payable on March 15 and September 15 of each year, commencing March 15, 2020. The 5.25% senior notes due 2027 will mature on September 15, 2027, unless earlier retired or redeemed as described below.

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

During the second quarter of 2025, we repurchased $20.7 million aggregate principal amount of 5.25% senior notes due 2027 in open market purchases for $18.6 million, an average discounted repurchase price of 89.98% of such principal amount, plus accrued and unpaid interest. As a result of these repurchases, we recognized a pre-tax gain on extinguishment of debt of $2.1 million, partially offset by the accelerated amortization of deferred debt financing costs of $0.3 million.

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

The indenture governing the 5.25% senior notes due 2027 contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of certain liens; certain sale-leaseback transactions; certain asset sales; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates. Each of the covenants is subject to a number of important exceptions and qualifications. As of June 28, 2025, we were in compliance with all of the covenants in the indenture governing the 5.25% senior notes due 2027.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

The indenture governing the 8.00% senior secured notes due 2028 contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of certain liens; certain sale-leaseback transactions; certain asset sales; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates. Each of the covenants is subject to a number of important exceptions and qualifications. As of June 28, 2025, we were in compliance with all of the covenants in the indenture governing the 8.00% senior secured notes due 2028.

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

Accrued Interest. At June 28, 2025 and December 28, 2024, accrued interest of $31.0 million and $31.5 million, respectively, is included in accrued expenses in the accompanying unaudited consolidated balance sheets.

Gain on Extinguishment of Debt. Net interest expense for the second quarter and first two quarters of 2025 was reduced by $2.1 million as a result of a gain on extinguishment of debt related to our repurchase of $20.7 million aggregate principal amount of our 5.25% senior notes due 2027 for $18.6 million, plus accrued and unpaid interest as described above, partially offset by the accelerated amortization of deferred debt financing costs of $0.3 million.

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

The carrying values and fair values of our revolving credit loans, term loans, senior notes and senior secured notes as of June 28, 2025 and December 28, 2024 were as follows (in thousands):

	June 28, 2025				December 28, 2024
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving credit loans	$235,000		$235,000	(1)	$245,000		$245,000	(1)
Tranche B term loans due 2029	443,702	(2)	403,769	(3)	445,568	(2)	445,568	(3)
5.25% senior notes due 2027	529,310		480,349	(3)	550,000		522,500	(3)
8.00% senior secured notes due 2028	$798,402	(4)	$763,472	(3)	$798,283	(4)	$818,240	(3)
(1)	Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.
(2)	The carrying value of the tranche B term loans includes a discount. At June 28, 2025 and December 28, 2024, the face amount of the tranche B term loans was $447.8 million and $450.0 million, respectively.
(3)	Fair values are estimated based on quoted market prices.
(4)	The carrying value of the 8.00% senior secured notes due 2028 includes a discount. At June 28, 2025 and December 28, 2024, the face amount of the 8.00% senior secured notes due 2028 was $799.3 million.

There was no Level 3 activity for recurring fair value measurements during the second quarter or first two quarters of 2025 or 2024.

For information about non-recurring fair value measurements, see Note 5, “Goodwill and Other Intangible Assets,” which describes our impairment analysis for goodwill and indefinite-lived intangible assets.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(8)	Accumulated Other Comprehensive Income (Loss)

The reclassifications from accumulated other comprehensive income (loss) (AOCIL) for the second quarter and first two quarters of 2025 and 2024 were as follows (in thousands):

	Amounts Reclassified from AOCIL		Amounts Reclassified from AOCIL		Affected Line Item in
	Thirteen Weeks Ended		Twenty-six Weeks Ended		the Statement Where
	June 28,	June 29,	June 28,	June 29,	Net (Loss) Income
Details about AOCIL Components	2025	2024	2025	2024	is Presented
Defined benefit pension plan items
Amortization of unrecognized gain	$(115)	$(14)	$(190)	$(25)	See (1) below
Accumulated other comprehensive gain before tax	(115)	(14)	(190)	(25)	Total before tax
Tax expense	28	3	47	6	Income tax (benefit) expense
Total reclassification	$(87)	$(11)	$(143)	$(19)	Net of tax
(1)	These items are included in the computation of net periodic pension cost. See Note 11, “Pension Benefits,” for additional information.

Changes in AOCIL for the first two quarters of 2025 were as follows (in thousands):

		Foreign Currency
	Defined Benefit	Translation
	Pension Plan Items	Adjustments	Total
Balance at December 28, 2024	$17,310	$(22,053)	$(4,743)
Other comprehensive income before reclassifications	—	9,871	9,871
Amounts reclassified from AOCIL	(143)	—	(143)
Net current period other comprehensive (loss) income	(143)	9,871	9,728
Balance at June 28, 2025	$17,167	$(12,182)	$4,985

(9)	Income Taxes

Income tax provisions for interim periods are based on an estimated annual income tax rate, adjusted for discrete tax items, with any changes affecting the estimated annual effective tax rate recorded in the interim period in which the change occurs. We determined that the estimated annual effective tax rate method would provide a reliable estimate of our overall annual effective tax rate.

Our effective tax rate was 22.1% and 32.9% for the second quarter and first two quarters of 2025, respectively, and 44.0% and 19.9% for the second quarter and first two quarters of 2024, respectively. Our effective tax rate of 32.9% for the first two quarters of 2025 is primarily due to lower pre-tax loss relative to the tax benefit received during the first two quarters of 2025. This was primarily driven by non-recurring net discrete tax benefits totaling $4.1 million, which includes a $2.1 million discrete tax benefit recognized during the first quarter of 2025 for the pre-transition loss related to Section 987 of the Internal Revenue Code of 1986 for the cumulative unrecognized foreign exchange loss relating to our primary operating subsidiary in Canada, which is a qualified business unit for purposes of Section 987, and a $3.1 million discrete tax benefit recognized during the second quarter of 2025 due to the loss on the Don Pepino divestiture. These discrete tax benefits were partially offset by discrete tax expenses totaling $1.1 million, which includes discrete tax expenses of $0.7 million incurred during the first quarter of 2025 related to stock-based compensation and rate changes, and discrete tax expenses of $0.4 million incurred during the second quarter of 2025 related to a settlement for FASB Interpretation No. 48: Managing Uncertain Tax Positions (FIN 48).

See Note 18, “Subsequent Events—New U.S. Tax Legislation.”

(10)Stockholders’ Equity

Omnibus Incentive Compensation Plan. As of June 28, 2025, 4,041,898 shares of common stock remained available for grant under the Omnibus Plan. See Note 16, “Share-Based Payments.”

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(11)	Pension Benefits

Company-Sponsored Defined Benefit Pension Plans. As of June 28, 2025, we had four company-sponsored defined benefit pension plans covering approximately 21% of our employees. Three of these defined benefit pension plans are for the benefit of certain of our union employees and one is for the benefit of salaried and certain hourly employees. The benefits in the salaried and hourly plan are based on each employee’s years of service and compensation, as defined. Newly hired employees are no longer eligible to participate in any of our four company-sponsored defined benefit pension plans. Net periodic pension cost for our four company-sponsored defined benefit pension plans for the second quarter and first two quarters of 2025 and 2024 includes the following components (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024
Service cost—benefits earned during the period	$1,068	$1,267	$2,166	$2,555
Interest cost on projected benefit obligation	2,048	1,899	4,111	3,798
Expected return on plan assets	(3,134)	(2,931)	(6,269)	(5,861)
Amortization of unrecognized gain	(115)	(14)	(190)	(25)
Net periodic pension cost	$(133)	$221	$(182)	$467

During the first two quarters of 2025 and 2024, we did not make any contributions to our company-sponsored defined benefit pension plans. During the remainder of fiscal 2025, we expect to make approximately $2.5 million of contributions.

Multi-Employer Defined Benefit Pension Plan. In connection with the closure and sale of our Portland, Maine manufacturing facility, we withdrew from participation in a multi-employer defined benefit pension plan during the fourth quarter of 2021. As a result, we are required to make monthly withdrawal liability payments to the plan over 20 years. These payments amount to approximately $0.9 million on an annual basis beginning March 1, 2022. As of June 28, 2025, the present value of the remaining payments amounting to $12.0 million is reflected as a liability on our unaudited consolidated balance sheet.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Operating leases and a finance lease are included in the accompanying unaudited consolidated balance sheets in the following line items (in thousands):

	June 28,	December 28,
	2025	2024
Right-of-use assets:
Operating lease right-of-use assets	$47,156	$55,431
Finance lease right-of-use assets	244	773
Total lease right-of-use assets	$47,400	$56,204

Operating lease liabilities:
Current portion of operating lease liabilities	$15,898	$17,963
Long-term operating lease liabilities, net of current portion	31,213	37,697
Total operating lease liabilities	$47,111	$55,660

Finance lease liabilities:
Current portion of finance lease liabilities	$183	$726
Long-term finance lease liabilities, net of current portion	—	—
Total finance lease liabilities	$183	$726

During the second quarter of 2025, we entered into an operating lease agreement for new corporate headquarters in Parsippany, New Jersey. The lease has not yet commenced and therefore the operating lease right-of-use assets and the operating lease liabilities are not recorded on our unaudited consolidated balance sheet as of June 28, 2025. This operating lease is expected to commence during the fourth quarter of 2025 or the first quarter of 2026, with a lease term of 15.75 years and total undiscounted lease payments of $26.9 million.

The following table shows supplemental information related to leases (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$5,067	$5,033	$10,204	$9,901
Cash paid for amounts included in the measurement of finance lease liabilities	$274	$274	$549	$549

The components of operating lease costs were as follows:
Cost of goods sold	$3,279	$2,799	$6,519	$6,061
Selling, general and administrative expenses	1,709	1,709	3,418	3,419
Total operating lease costs	$4,988	$4,508	$9,937	$9,480

The components of finance lease costs were as follows:
Depreciation of finance right-of-use assets	$264	$265	$528	$529
Interest on finance lease liabilities	1	8	5	18
Total finance lease costs	$265	$273	$533	$547

Total net lease costs	$5,253	$4,781	$10,470	$10,027

Total rent expense was $5.4 million, including the operating lease costs of $5.0 million stated above, for the second quarter of 2025 and $10.7 million, including the operating lease costs of $9.9 million stated above, for the first two quarters of 2025. Total rent expense was $4.8 million, including the operating lease costs of $4.5 million stated above, for the second quarter of 2024 and $10.2 million, including the operating lease costs of $9.5 million stated above, for the first two quarters of 2024.

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

The following table shows the weighted average lease term and weighted average discount rate for our ROU assets:

	June 28,	December 28,
	2025	2024
Weighted average remaining lease term (years)
Operating leases	4.1	4.3
Finance lease	0.2	0.7
Weighted average discount rate
Operating leases	3.77%	3.77%
Finance lease	2.30%	2.30%

As of June 28, 2025, the maturities of lease liabilities were as follows (in thousands):

	Operating Leases	Finance Lease	Total Maturities of Lease Liabilities
Fiscal year:
2025 remaining	$9,694	$183	$9,877
2026	14,400	—	14,400
2027	9,726	—	9,726
2028	8,076	—	8,076
2029	3,513	—	3,513
Thereafter	5,399	—	5,399
Total undiscounted future minimum lease payments	50,808	183	50,991
Less: Imputed interest	(3,697)	—	(3,697)
Total present value of future lease liabilities	$47,111	$183	$47,294

(13)	Commitments and Contingencies

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

Environmental. We are subject to environmental laws and regulations in the normal course of business. We did not make any material expenditures during the first two quarters of 2025 or 2024 in order to comply with environmental laws and regulations. Based on our experience to date, management believes that the future cost of compliance with existing environmental laws and regulations (and liability for any known environmental conditions) will not have a material adverse effect on our consolidated financial position, results of operations or liquidity. However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

Collective Bargaining Agreements. As of June 28, 2025, 1,270 of our 2,610 employees, or approximately 48.7%, were covered by collective bargaining agreements.

As of the date of this report, only two of our collective bargaining agreements are scheduled to expire in the next twelve months. The collective bargaining agreement for our Stoughton, Wisconsin facility, which covers approximately 62 employees, is scheduled to expire on March 26, 2026, and the collective bargaining agreement for our Roseland, New Jersey facility, which covers approximately 50 employees, is scheduled to expire on March 31, 2026.

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

(14)	(Loss) Earnings per Share

Basic (loss) earnings per share is calculated by dividing net (loss) income by the weighted average number of shares of common stock outstanding. Diluted (loss) earnings per share is calculated by dividing net (loss) income by the weighted average number of shares of common stock outstanding plus all additional shares of common stock that would have been outstanding if potentially dilutive shares of common stock had been issued upon the exercise of stock options or in connection with performance shares that may be earned under long-term incentive awards as of the grant date, in the case of the stock options, and as of the beginning of the period, in the case of the performance shares, using the treasury stock method. For the second quarter of 2024, there were 1,745,750 shares of common stock issuable upon the exercise of stock options excluded from the calculation of diluted weighted average shares outstanding because the effect would have been antidilutive. During periods in which we report a net loss, such as the second quarter and the first two quarters of 2025, and the first two quarters of 2024, diluted loss per share is the same as loss per share because potentially dilutive shares of common stock are not assumed to have been issued because their effect would have been antidilutive.

The table below shows weighted average common shares outstanding for the second quarter and first two quarters of 2025 and the second quarter and first two quarters of 2024, respectively:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024
Weighted average common shares outstanding:
Basic	79,857,966	79,082,857	79,515,447	78,865,241
Net effect of potentially dilutive share-based compensation awards(1)	—	306,287	—	—
Diluted	79,857,966	79,389,144	79,515,447	78,865,241

(1)	For the second quarter and the first two quarters of 2025, and the first two quarters of 2024, there are no potentially dilutive share-based compensation awards included in the calculation of diluted weighted average common shares outstanding, as their effect would have been antidilutive.

(15)	Business and Credit Concentrations and Geographic Information

Our exposure to credit loss in the event of non-payment of accounts receivable by customers is estimated in the amount of the allowance for doubtful accounts. We perform ongoing credit evaluations of the financial condition of our customers. Our top ten customers accounted for approximately 64.0% and 62.9% of consolidated net sales for the first two quarters of 2025 and 2024, respectively. Other than Walmart, which accounted for approximately 31.5% and 31.1% of our consolidated net sales for the first two quarters of 2025 and 2024, respectively, no single customer accounted for more than 10.0% of our consolidated net sales for the first two quarters of 2025 or 2024. Walmart is a customer for all four of our operating segments.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Our top ten customers accounted for approximately 66.0% and 68.2% of our consolidated trade accounts receivables as of June 28, 2025 and December 28, 2024, respectively. Other than Walmart, which accounted for approximately 35.3% and 36.0% of our consolidated trade accounts receivables as of June 28, 2025 and December 28, 2024, no single customer accounted for more than 10.0% of our consolidated trade accounts receivables.

As of June 28, 2025, we do not believe we have any significant concentration of credit risk with respect to our consolidated trade accounts receivables with any single customer whose failure or nonperformance would materially affect our results other than as described above with respect to Walmart.

During each of the first two quarters of 2025 and 2024, our sales to customers in foreign countries represented approximately 8.9% of net sales. Our foreign sales are primarily to customers in Canada.

Our long-lived assets (including right-of-use assets and net property, plant and equipment) located outside of the United States represented approximately 7.4% and 7.1% of our total long-lived assets as of June 28, 2025 and December 28, 2024, respectively.

(16)	Share-Based Payments

The following table details our stock option activity for the first two quarters of fiscal 2025 (dollars in thousands, except per share data):

		Weighted	Weighted Average
		Average	Contractual Life	Aggregate
	Options	Exercise Price	Remaining (Years)	Intrinsic Value
Outstanding at December 28, 2024	1,773,573	$24.35	6.70	$—
Granted	398,647	$4.15
Exercised	—	$—
Forfeited	—	$—
Expired	(34,773)	$29.23
Outstanding at June 28, 2025	2,137,447	$20.50	7.00	$96
Exercisable at June 28, 2025	838,800	$28.38	4.96	$—

The fair value of the options was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following assumptions. Expected volatility was based on both historical and implied volatilities of our common stock over the estimated expected term of the award. The expected term of the options granted represents the period of time that options were expected to be outstanding and is generally based on the “simplified method” in accordance with accounting guidance. We generally utilize the simplified method to determine the expected term of the options as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The risk-free interest rate for the expected term of options is based on the U.S. Treasury implied yield at the date of grant. The assumptions used in the Black-Scholes option-pricing model for options granted during the first two quarters of 2025 and 2024 were as follows:

	2025	2024
Weighted average grant date fair value	$0.41	$2.32
Expected volatility	53.77%	48.19%
Expected term	5.5 years	5.5 years
Risk-free interest rate	4.1%	4.4%
Dividend yield	18.3%	7.9%

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The following table details the activity in our performance share long-term incentive awards (LTIAs) for the first two quarters of 2025:

		Weighted Average
	Number of	Grant Date Fair Value
	Performance Shares(1)	(per share)(2)
Outstanding at December 28, 2024	2,684,106	$12.03
Granted	2,321,319	$4.44
Vested	—	$—
Forfeited	(364,940)	$20.04
Outstanding at June 28, 2025	4,640,485	$7.60
(1)	Solely for purposes of this table, the number of performance shares is based on the participants earning the maximum number of performance shares (i.e., 233.333% or 300%, as applicable, of the target number of performance shares).
(2)	The fair value of the awards was determined based upon the closing price of our common stock on the applicable measurement dates (i.e., the deemed grant dates for accounting purposes), reduced by the present value of expected dividends using the risk-free interest-rate, as the award holders are not entitled to dividends or dividend equivalents during the vesting period.

The following table details the activity in our restricted stock for the first two quarters of 2025:

		Weighted Average
	Number of Shares	Grant Date Fair Value
	of Restricted Stock	(per share)(1)
Outstanding at December 28, 2024	689,137	$12.86
Granted	767,569	$6.60
Vested	(279,854)	$13.63
Forfeited	(7,236)	$10.79
Outstanding at June 28, 2025	1,169,616	$8.58
(1)	The fair value of the awards was determined based upon the closing price of our common stock on the applicable measurement dates (i.e., the deemed grant dates for accounting purposes).

The following table details the number of shares of common stock issued by our company during the second quarter and first two quarters of 2025 and 2024 upon the vesting of performance share LTIAs, the exercise of stock options, the issuance of restricted stock and other share-based compensation net of cancellations:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024
Number of performance shares vested	—	—	—	—
Shares withheld for tax withholding	—	—	—	—
Shares of common stock issued for performance share LTIAs	—	—	—	—
Shares of common stock issued to non-employee directors for annual equity grants	222,003	116,532	222,003	116,532
Shares of restricted common stock issued to employees	—	—	767,569	479,746
Shares of restricted stock withheld and cancelled for tax withholding upon vesting	(49)	(2,671)	(111,811)	(54,668)
Shares of restricted stock cancelled upon forfeiture	(4,517)	(1,467)	(7,236)	(2,143)
Net shares of common stock issued	217,437	112,394	870,525	539,467

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The following table sets forth the compensation expense recognized for share-based payments (performance share LTIAs, restricted stock, stock options, non-employee director stock grants and other share-based payments) during the second quarter and first two quarters of 2025 and 2024 and where that expense is reflected in our consolidated statements of operations (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28,	June 29,	June 28,	June 29,
Consolidated Statements of Operations Location	2025	2024	2025	2024
Compensation expense included in cost of goods sold	$429	$299	$824	$461
Compensation expense included in selling, general and administrative expenses	2,954	2,313	5,730	3,934
Total compensation expense for share-based payments	$3,383	$2,612	$6,554	$4,395

As of June 28, 2025, there was $6.7 million of unrecognized compensation expense related to performance share LTIAs, which is expected to be recognized over the next 2.5 years, $8.1 million of unrecognized compensation expense related to restricted stock, which is expected to be recognized over the next 2.7 years, and $1.4 million of unrecognized compensation expense related to stock options, which is expected to be recognized over the next 2.6 years.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Our reportable segment results were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024
Segment net sales:
Specialty	$134,859	$146,624	$269,259	$301,353
Meals	104,079	107,889	210,221	227,920
Frozen & Vegetables	88,989	91,580	182,108	196,467
Spices & Flavor Solutions	96,498	98,497	188,239	194,073
Total segment net sales	424,425	444,590	849,827	919,813

Segment adjusted expenses:
Specialty	102,209	114,936	203,089	232,473
Meals	78,334	83,978	159,502	178,380
Frozen & Vegetables	91,719	87,772	186,311	184,829
Spices & Flavor Solutions	72,379	70,850	137,851	137,757
Total segment adjusted expenses	344,641	357,536	686,753	733,439

Segment adjusted EBITDA:
Specialty	32,650	31,688	66,170	68,880
Meals	25,745	23,911	50,719	49,540
Frozen & Vegetables	(2,730)	3,808	(4,203)	11,638
Spices & Flavor Solutions	24,119	27,647	50,388	56,316
Total segment adjusted EBITDA	$79,784	$87,054	$163,074	$186,374

Unallocated corporate expenses	$21,804	$23,134	$45,956	$47,409
Depreciation and amortization	16,716	17,343	33,554	34,552
Acquisition/divestiture-related and non-recurring expenses	5,388	1,733	7,701	3,370
Impairment of goodwill	—	—	—	70,580
Impairment of property, plant and equipment, net	—	—	2,994	—
Loss on sales of assets	12,646	—	12,646	135
Interest expense, net	35,780	37,808	73,538	75,633
Income tax (benefit) expense	(2,778)	3,098	(4,378)	(9,004)
Net (loss) income	$(9,772)	$3,938	$(8,937)	$(36,301)

(18)	Subsequent Events

Credit Agreement Amendment. On July 1, 2025, we amended our senior secured credit agreement. The amendment reduced the revolving credit facility commitments from $475.0 million to $430.0 million. The amendment also increased our maximum consolidated leverage ratio from 7.00 to 1.00 to 7.50 to 1.00 for the quarter ended June 28, 2025 through the quarter ending October 3, 2026. The maximum consolidated leverage ratio will decrease to 7.25 to 1.00 for the quarter ending January 2, 2027 and return to 7.00 to 1.00 for the quarters ending April 3, 2027 and thereafter. As long as the revolving credit facility is outstanding, the amendment also further restricts the available amount (as defined in the credit agreement) of our cash that may be used for restricted debt payments and investments to a maximum consolidated leverage ratio of less than or equal to 7.00 to 1.00 after giving effect to such repayment or investment (measured on the date of irrevocable redemption notice so long as payment is made within 90 days) and for restricted payments, including dividends, to a maximum consolidated leverage ratio of less than or equal to 7.25 to 1.00 after giving effect to the restricted payment (measured on the dividend declaration date so long as payment is made within 90 days). In connection with the amendment, we paid a fee of $0.8 million (or $0.6 million, net of tax) to the consenting lenders.

New U.S. Tax Legislation. On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the U.S. Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. Among the tax law changes that will impact us relate to the timing of certain tax deductions including depreciation expense, R&D expenditures and interest expense. The OBBBA allows for 100% bonus depreciation to be taken on eligible assets, the option to immediately expense domestic R&D expenditures as well as accelerate the deduction of previously capitalized expenses, and restores the earnings before interest, taxes,

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

depreciation and amortization (EBITDA) calculation for purposes of determining interest limitations. We currently expect to implement the tax law changes in the third quarter of 2025 and are evaluating the potential impact of the OBBBA on our financial position, results of operations and liquidity.

Le Sueur U.S. Divestiture; Possible Divestiture of Remaining Frozen & Vegetables Assets. On August 1, 2025, we completed the sale of the Le Sueur U.S. shelf-stable vegetable brand to McCall Farms, Inc. for a purchase price of $59.1 million, which included an adjustment for estimated inventory at closing and remains subject to a post-closing adjustment for final inventory at closing. The sale did not include the Le Sieur Canadian shelf-stable business. We refer to this sale as the “Le Sueur U.S. divestiture.”

We are also continuing to evaluate and pursue a possible divestiture of some or all of the remaining assets in our Frozen & Vegetables business unit, either in a single transaction or in a series of transactions and expect that some or all of such remaining assets may be reclassified as assets held for sale as early as the third quarter of 2025.

In connection with the Le Sueur U.S. divestiture and the potential reclassification of the remaining assets of the Frozen & Vegetables business unit, we believe it is reasonably possible that we may recognize non-cash losses and impairments in the aggregate ranging from $125.0 million to $175.0 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Forward-Looking Statements” before Part I of this report and elsewhere in this report. The following discussion should be read in conjunction with the unaudited consolidated interim financial statements and related notes for the thirteen and twenty-six weeks ended June 28, 2025 (second quarter and first two quarters of 2025) included elsewhere in this report and the audited consolidated financial statements and related notes for the fiscal year ended December 28, 2024 (fiscal 2024) included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 25, 2025 (which we refer to as our 2024 Annual Report on Form 10-K).

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

Since 1996, we have successfully acquired and integrated more than 50 brands or businesses into our company. More recently, in an attempt to sharpen focus, improve margins and reduce our long-term debt, we have begun reshaping our portfolio through select divestitures. For example, on August 1, 2025, we completed the sale of the Le Sueur U.S. business; on May 23, 2025, we completed the sale of the Don Pepino and Sclafani brands; on January 3, 2023, we completed the sale of the Back to Nature business; and on November 8, 2023, we completed the sale of the Green Giant U.S. shelf-stable product line. These divestitures affect comparability between periods. We are also evaluating and pursuing a possible divestiture of some or all of the remaining assets in our Frozen & Vegetables business unit, either in a single transaction or in a series of transactions.

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

We experienced material net cost increases for raw materials during the last several years due to a number of factors. Raw material costs remained elevated in fiscal 2024 and the first two quarters of 2025 and we anticipate that certain raw material costs will remain elevated during the remainder of fiscal 2025. We are currently locked into our supply and prices for a majority of our most significant raw material commodities through the end of fiscal 2025.

In recent years, we have been negatively impacted by industry-wide increases in the cost of distribution, primarily driven by increased freight rates. We attempt to offset all or a portion of these increases through list price increases, trade spend reductions and cost savings initiatives. Although freight rates began to moderate in 2023, freight rates remained elevated during fiscal 2024 and the first two quarters of 2025, and we expect freight rates to remain elevated during the remainder of fiscal 2025.

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

Trade and Regulatory Uncertainty. On February 1, 2025, the White House announced the imposition of tariffs of up to 25% on imports from Canada and Mexico and 10% on imports from China, and those countries subsequently announced retaliatory tariffs in response. Although the imposition of such tariffs has to a large extent been at least temporarily paused in the case of Canada and Mexico, tariffs on imports from China have increased to 145% before being temporarily reduced for 90 days to 30%, and the Trump Administration has imposed tariffs on other countries throughout the globe. The situation remains dynamic, rapidly evolving and uncertain. The U.S. has also reinstated full 25% tariffs on steel imports and increased tariffs on aluminum imports to 25%.

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

Fluctuations in Currency Exchange Rates. Our foreign sales are primarily to customers in Canada. Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars. During the first two quarters of 2025 and 2024, our net sales to customers in foreign countries represented approximately 8.9% of our total net sales. We also purchase certain raw materials from foreign suppliers. For example, we purchase a significant majority of our maple syrup requirements from suppliers in Québec, Canada. These purchases are made in Canadian dollars. A weakening of the U.S. dollar against the Canadian dollar would significantly increase our costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar. These increased costs would not be fully offset by the positive impact the change in the relative strength of the Canadian dollar versus the U.S. dollar would have on our net sales in Canada. Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars, with one exception being certain purchases of raw materials in Mexico that are denominated in Mexican pesos.

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

Results of Operations

The following table sets forth the percentages of net sales represented by selected items for the second quarter and first two quarters of 2025 and 2024 reflected in our consolidated statements of operations. The comparisons of financial results are not necessarily indicative of future results:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	79.5%	79.3%	79.2%	78.2%
Gross profit	20.5%	20.7%	20.8%	21.8%

Operating expenses:
Selling, general and administrative expenses	11.1%	9.7%	11.3%	10.0%
Amortization expense	1.2%	1.1%	1.2%	1.0%
Impairment of goodwill	—%	—%	—%	7.7%
Loss on sales of assets	3.0%	—%	1.5%	—%
Operating income	5.2%	9.9%	6.8%	3.1%

Other expenses (income):
Interest expense, net	8.5%	8.5%	8.7%	8.2%
Other income	(0.3)%	(0.2)%	(0.3)%	(0.2)%
(Loss) income before income tax (benefit) expense	(3.0)%	1.6%	(1.6)%	(4.9)%
Income tax (benefit) expense	(0.7)%	0.7%	(0.5)%	(1.0)%
Net (loss) income	(2.3)%	0.9%	(1.1)%	(3.9)%

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

A reconciliation of net sales to base business net sales for the second quarter and first two quarters of 2025 and 2024 follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024
Net sales	$424,425	$444,590	$849,827	$919,813
Net sales from discontinued or divested brands(1)	(1,796)	(3,325)	(5,253)	(7,116)
Base business net sales	$422,629	$441,265	$844,574	$912,697
(1)	For the second quarter and first two quarters of 2024, reflects net sales of the Don Pepino and Sclafani brands, which were divested on May 23, 2025, and a net credit paid to customers relating to other discontinued and divested brands. For the second quarter and first two quarters of 2025, reflects net sales of the Don Pepino and Sclafani brands through the date of the divestiture.

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

Reconciliations of net (loss) income and net cash provided by operating activities to EBITDA and adjusted EBITDA for the second quarter and first two quarters of 2025 and 2024 along with the components of EBITDA and adjusted EBITDA follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024
Net (loss) income	$(9,772)	$3,938	$(8,937)	$(36,301)
Income tax (benefit) expense	(2,778)	3,098	(4,378)	(9,004)
Interest expense, net(1) (2)	35,780	37,808	73,538	75,633
Depreciation and amortization	16,716	17,343	33,554	34,552
EBITDA	39,946	62,187	93,777	64,880
Acquisition/divestiture-related and non-recurring expenses(3)	5,388	1,733	7,701	3,370
Impairment of goodwill(4)	—	—	—	70,580
Loss on sales of assets(5)	12,646	—	12,646	135
Impairment of property, plant and equipment(6)	—	—	2,994	—
Adjusted EBITDA	$57,980	$63,920	$117,118	$138,965

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024
Net cash provided by operating activities	$17,823	$11,288	$70,568	$46,410
Income tax (benefit) expense	(2,778)	3,098	(4,378)	(9,004)
Interest expense, net(1) (2)	35,780	37,808	73,538	75,633
Impairment of goodwill(4)	—	—	—	(70,580)
Gain on extinguishment of debt(1)	2,073	—	2,073	—
Loss on sales of assets and property, plant and equipment(5)	(12,668)	(123)	(13,549)	(258)
Impairment of property, plant and equipment(6)	—	—	(2,994)	—
Deferred income taxes	16,664	(2,716)	18,503	15,158
Amortization of deferred debt financing costs and bond discount	(1,739)	(1,910)	(3,155)	(3,208)
Share-based compensation expense	(3,383)	(2,612)	(6,554)	(4,395)
Changes in assets and liabilities, net of effects of business combinations	(11,826)	17,354	(40,275)	15,124
EBITDA	39,946	62,187	93,777	64,880
Acquisition/divestiture-related and non-recurring expenses(3)	5,388	1,733	7,701	3,370
Impairment of goodwill(4)	—	—	—	70,580
Loss on sales of assets(5)	12,646	—	12,646	135
Impairment of property, plant and equipment(6)	—	—	2,994	—
Adjusted EBITDA	$57,980	$63,920	$117,118	$138,965

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

A reconciliation of net (loss) income to adjusted net income and adjusted diluted earnings per share for the second quarter and first two quarters of 2025 and 2024 along with the components of adjusted net income and adjusted diluted earnings per share follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024
Net (loss) income	$(9,772)	$3,938	$(8,937)	$(36,301)
Gain on extinguishment of debt(1)	(2,073)	—	(2,073)	—
Accelerated amortization of deferred debt financing costs(2)	299	456	299	456
Acquisition/divestiture-related and non-recurring expenses(3)	5,388	1,733	7,701	3,370
Impairment of goodwill(4)	—	—	—	70,580
Loss on sales of assets(5)	12,646	—	12,646	135
Impairment of property, plant and equipment, net(6)	—	—	2,994	—
Tax benefit related to IRC Section 987 and other discrete items and tax true-ups(7)	397	997	(997)	997
Tax effects of non-GAAP adjustments(8)	(3,996)	(537)	(5,296)	(18,261)
Adjusted net income	$2,889	$6,587	$6,337	$20,976
Adjusted diluted earnings per share	$0.04	$0.08	$0.08	$0.27
(1)	Net interest expense for the second quarter and first two quarters of 2025 was reduced by $2.1 million as a result of a gain on extinguishment of debt related to our repurchase of $20.7 million aggregate principal amount of our 5.25% senior notes due 2027 in open market purchases for $18.6 million, an average discount repurchase price of 89.98% of such principal amount, plus accrued and unpaid interest, which resulted in a pre-tax gain of $2.1 million, partially offset by the accelerated amortization of deferred debt financing costs of $0.3 million described in footnote (2) below.
(2)	Net interest expense for the second quarter and first two quarters of 2025 includes the accelerated amortization of deferred debt financing costs of $0.3 million (or $0.2 million, net of tax), resulting from our repurchases of 5.25% senior notes due 2027 described in footnote (1) above. Net interest expense for the second quarter and first two quarters of 2024 includes the accelerated amortization of deferred debt financing costs of $0.5 million (or $0.3 million, net of tax), resulting from our prepayment of $21.3 million aggregate principal amount of tranche B term loans and repurchase of $0.7 million aggregate principal amount of 8.00% senior secured notes due 2028 during the second quarter of 2024.
(3)	Acquisition/divestiture-related and non-recurring expenses primarily include acquisition, integration and divestiture-related expenses for prior and potential future acquisitions and divestitures, and non-recurring expenses.
(4)	In connection with our transition from one reportable segment to four reportable segments during the first quarter of 2024, we reassigned assets and liabilities, including goodwill, between four reporting units (which are the same as our reportable segments). We completed a goodwill impairment test, both prior to and subsequent to the change in reporting structure, comparing the fair values of the reporting units to the carrying values. The goodwill impairment test resulted in us recognizing pre-tax, non-cash goodwill impairment charges of $70.6 million (or $53.4 million, net of tax) within our Frozen & Vegetables reporting unit during the first quarter of 2024. See Note 5, “Goodwill and Other Intangible Assets,” and Note 17, “Business Segment Information,” to our unaudited consolidated interim financial statements in Part I, Item I of this report.
(5)	During the second quarter of 2025, we completed the Don Pepino divestiture and recorded a loss on sale of $12.6 million (or $9.5 million, net of tax). See Note 3, “Acquisitions and Divestitures,” to our unaudited consolidated interim financial statements in Part I, Item I of this report.
(6)	During the first quarter of 2025, we recorded pre-tax, non-cash impairment charges of $3.0 million related to property, plant and equipment.
(7)	During the first two quarters of 2025, we recorded a net discrete tax benefit of $1.0 million. During the first quarter of 2025, we recorded a net discrete tax benefit of $1.4 million, primarily related to a discrete tax benefit of $2.1 million for the tax effect of a pre-transition loss related to Section 987 of the Internal Revenue Code of 1986 for the cumulative unrecognized foreign exchange loss relating to our primary operating subsidiary in Canada, which is a qualified business unit for purposes of Section 987, partially offset by discrete tax expenses of $0.7 million related to stock-based compensation and rate changes. During the second quarter of 2025, we recorded a net discrete tax expense of $0.4 million, primarily related to a settlement for FASB Interpretation No. 48: Managing Uncertain Tax Positions (FIN 48).

Tax true-up for the second quarter of 2024 of approximately $1.0 million related to return to tax provision adjustments in the U.S. and Mexico.

(8)	Represents the tax effects of the non-GAAP adjustments listed above, assuming a tax rate of approximately 24.5%.

Segment Adjusted EBITDA and Segment Adjusted Expenses. For a discussion of segment adjusted EBITDA, segment adjusted expenses and a reconciliation of segment adjusted EBITDA to net (loss) income, see Note 17, “Business Segment Information,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report.

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

A reconciliation of gross profit to adjusted gross profit and gross profit percentage to adjusted gross profit percentage for the second quarter and first two quarters of 2025 and 2024, respectively, follows (in thousands, except percentages):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024
Gross profit	$86,982	$92,037	$177,069	$200,918
Acquisition/divestiture-related expenses and non-recurring expenses included in cost of goods sold(1)	2,090	1,186	2,606	2,191
Adjusted gross profit	$89,072	$93,223	$179,675	$203,109

Gross profit percentage	20.5%	20.7%	20.8%	21.8%
Acquisition/divestiture-related expenses and non-recurring expenses included in cost of goods sold as a percentage of net sales	0.5%	0.3%	0.3%	0.2%
Adjusted gross profit percentage	21.0%	21.0%	21.1%	22.1%
(1)	Acquisition/divestiture-related expenses and non-recurring expenses included in cost of goods sold primarily include acquisition, integration and divestiture-related expenses for prior and potential future acquisitions and divestitures, and non-recurring expenses.

Second quarter of 2025 compared to the second quarter of 2024

Net Sales. Net sales for the second quarter of 2025 decreased $20.2 million, or 4.5%, to $424.4 million from $444.6 million for the second quarter of 2024. The decrease was primarily attributable to a decrease in volume, a decrease in net pricing and the impact of product mix, and the negative impact of foreign currency.

Base business net sales for the second quarter of 2025 decreased $18.7 million, or 4.2%, to $422.6 million from $441.3 million for the second quarter of 2024. The decrease in base business net sales was driven by a decrease in volume of $14.3 million, or 3.2% of base business net sales, a decrease in net pricing and the impact of product mix of $4.0 million, or 0.9% of base business net sales, and the negative impact of foreign currency of $0.4 million.

Gross Profit. Gross profit was $87.0 million for the second quarter of 2025, or 20.5% of net sales. Adjusted gross profit, which excludes the negative impact of $2.1 million of acquisition/divestiture-related expenses and non-recurring expenses included in cost of goods sold during the second quarter of 2025, was $89.1 million, or 21.0% of net sales. Gross profit was $92.0 million for the second quarter of 2024, or 20.7% of net sales. Adjusted gross profit, which excludes the negative impact of $1.2 million of acquisition/divestiture-related expenses and non-recurring expenses included in cost of goods sold during the second quarter of 2024, was $93.2 million, or 21.0% of net sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $4.1 million, or 9.4%, to $47.2 million for the second quarter of 2025 from $43.1 million for the second quarter of 2024. The increase was composed of increases in consumer marketing expenses of $2.2 million and acquisition/divestiture-related and non-recurring expenses of $2.8 million, partially offset by decreases in warehousing expenses of $0.8 million and selling expenses of $0.1 million. Expressed as a percentage of net sales, selling, general and administrative expenses increased by 1.4 percentage points to 11.1% for the second quarter of 2025, as compared to 9.7% for the second quarter of 2024.

Amortization Expense. Amortization expense remained flat at $5.1 million for the second quarter of 2025 as compared to the second quarter of 2024.

Loss on Sale of Assets. During the second quarter of 2025, we completed the Don Pepino divestiture and recognized a loss on sale of $12.6 million.

Operating Income. As a result of the foregoing, operating income decreased $21.8 million, or 49.7%, to $22.0 million for the second quarter of 2025 from $43.8 million for the second quarter of 2024. Operating income expressed as a percentage of net sales decreased to 5.2% in the second quarter of 2025 from 9.9% in the second quarter of 2024.

Net Interest Expense. Net interest expense decreased $2.0 million, or 5.4%, to $35.8 million for the second quarter of 2025 from $37.8 million for the second quarter of 2024. The decrease was primarily attributable to a gain on extinguishment of debt during the second quarter of 2025 as a result of our repurchase of $20.7 million aggregate principal amount of our 5.25% senior notes due 2027 in open market purchases for $18.6 million, an average discount repurchase price of 89.98% of such principal amount, plus accrued and unpaid interest, which resulted in a pre-tax gain of $2.1 million, partially offset by the accelerated amortization of deferred debt financing costs of $0.3 million.

Other Income. Other income for the second quarter of 2025 and 2024 includes the non-service portion of net periodic pension cost and net periodic post-retirement benefit costs of $1.2 million and $1.0 million, respectively.

Income Tax (Benefit) Expense. Income tax benefit decreased $5.9 million to an income tax benefit of $2.8 million for the second quarter of 2025 from an income tax expense of $3.1 million for the second quarter of 2024. Our effective tax rate was 22.1% for the second quarter of 2025 and 44.0% for the second quarter of 2024. During the second quarter of 2025, we recorded a discrete tax benefit of $3.1 million related to the loss on the Don Pepino divestiture.

First two quarters of 2025 compared to the first two quarters of 2024

Net Sales. Net sales for the first two quarters of 2025 decreased $70.0 million, or 7.6%, to $849.8 million from $919.8 million for the first two quarters of 2024. The decrease was primarily attributable to a decrease in volume, a decrease in net pricing and the impact of product mix, and the negative impact of foreign currency.

Base business net sales for the first two quarters of 2025 decreased $68.1 million, or 7.5%, to $844.6 million from $912.7 million for the first two quarters of 2024. The decrease in base business net sales was driven by a decrease in volume of $56.2 million, or 6.2% of base business net sales, a decrease in net pricing and the impact of product mix of $9.5 million, or 1.0% of base business net sales, and the negative impact of foreign currency of $2.4 million.

Gross Profit. Gross profit was $177.1 million for the first two quarters of 2025, or 20.8% of net sales. Adjusted gross profit, which excludes the negative impact of $2.6 million of acquisition/divestiture-related expenses and non-recurring expenses included in cost of goods sold during the first two quarters of 2025, was $179.7 million, or 21.1% of net sales. Gross profit was $200.9 million for the first two quarters of 2024, or 21.8% of net sales. Adjusted gross profit, which excludes the negative impact of $2.2 million of acquisition/divestiture-related expenses and non-recurring expenses included in cost of goods sold during the first two quarters of 2024, was $203.1 million, or 22.1% of net sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $4.6 million, or 5.0%, to $96.3 million for the first two quarters of 2025 from $91.7 million for the first two quarters of 2024. The increase was composed of increases in acquisition/divestiture-related and non-recurring expenses of $6.9 million and general and administrative expenses of $0.6 million, partially offset by decreases in selling expenses of $1.0 million, consumer marketing expenses of $1.0 million, and warehousing expenses of $0.9 million. Expressed as a percentage of net sales, selling, general and administrative expenses increased by 1.3 percentage points to 11.3% for the first two quarters of 2025, as compared to 10.0% for the first two quarters of 2024.

Amortization Expense. Amortization expense remained flat at $10.2 million for the first two quarters of 2025 as compared to the first two quarters of 2024.

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

Loss on Sales of Assets. During the second quarter of 2025, we completed the Don Pepino divestiture and recognized a loss on sale of $12.6 million. During the first quarter of 2024, we recorded a post-closing inventory adjustment related to the 2023 Green Giant U.S. shelf-stable divestiture and recorded an additional loss on sale of assets of $0.1 million.

Operating Income. As a result of the foregoing, operating income increased $29.7 million, or 104.9%, to $57.9 million for the first two quarters of 2025 from $28.2 million for the first two quarters of 2024. Operating income expressed as a percentage of net sales increased to 6.8% in the first two quarters of 2025 from 3.1% in the first two quarters of 2024.

Net Interest Expense. Net interest expense decreased $2.1 million, or 2.8%, to $73.5 million for the first two quarters of 2025 from $75.6 million for the first two quarters of 2024. The decrease was primarily attributable to a gain on extinguishment of debt during the second quarter of 2025 as a result of our repurchase of $20.7 million aggregate principal amount of our 5.25% senior notes due 2027 in open market purchases for $18.6 million, an average discount repurchase price of 89.98% of such principal amount, plus accrued and unpaid interest, which resulted in a pre-tax gain of $2.1 million, partially offset by the accelerated amortization of deferred debt financing costs of $0.3 million.

Other Income. Other income for the first two quarters of 2025 and 2024 includes the expected return on pension plan assets and the amortization of unrecognized gain less the interest cost on the projected benefit obligation of $2.3 million and $2.1 million, respectively.

Income Tax Benefit. Income tax benefit decreased $4.6 million to $4.4 million for the first two quarters of 2025 from $9.0 million for the first two quarters of 2024. As a result of the goodwill impairment charges of $70.6 million (or $53.4 million, net of tax) within our Frozen & Vegetables reporting segment during the first quarter of 2024, as described above, we recorded a discrete deferred tax benefit of $17.2 million during the first quarter of 2024. See Note 5, “Goodwill and Other Intangible Assets,” and Note 17, “Business Segment Information,” to our unaudited consolidated interim financial statements in Part I, Item I of this report. During the first quarter of 2025, we recorded a discrete tax benefit of $2.1 million for the tax effect of a pre-transition loss related to Section 987 of the Internal Revenue Code of 1986 for the cumulative unrecognized foreign exchange loss relating to our primary operating subsidiary in Canada, which is a qualified business unit for purposes of Section 987. During the second quarter of 2025, we recorded a discrete tax benefit of $3.1 million related to the loss on the Don Pepino divestiture. Our effective tax rate was 32.9% for the first two quarters of 2025 and 19.9% for the first two quarters of 2024.

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

Specialty Segment Results. Specialty segment results were as follows (dollars in thousands):

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	June 28,	June 29,			June 28,	June 29,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Specialty segment net sales	$134,859	$146,624	$(11,765)	(8.0)%	$269,259	$301,353	$(32,094)	(10.6)%
Specialty segment adjusted expenses	102,209	114,936	(12,727)	(11.1)%	203,089	232,473	(29,384)	(12.6)%
Specialty segment adjusted EBITDA	$32,650	$31,688	$962	3.0%	$66,170	$68,880	$(2,710)	(3.9)%

For the second quarter and first two quarters of 2025, the decrease in Specialty segment net sales was primarily due to decreased volumes across the Specialty business unit in the aggregate and lower net pricing. The increase in Specialty segment adjusted EBITDA for the second quarter of 2025 was primarily due to a decrease in raw material costs as a percentage of net sales, which was offset in part by the decrease in net sales. The decrease in Specialty segment adjusted EBITDA for the first two quarters of 2025 was primarily due to a decrease in net sales, which was offset in part by a decrease in raw material costs as a percentage of net sales.

Meals Segment Results. Meals segment results were as follows (dollars in thousands):

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	June 28,	June 29,			June 28,	June 29,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Meals segment net sales	$104,079	$107,889	$(3,810)	(3.5)%	$210,221	$227,920	$(17,699)	(7.8)%
Meals segment adjusted expenses	78,334	83,978	(5,644)	(6.7)%	159,502	178,380	(18,878)	(10.6)%
Meals segment adjusted EBITDA	$25,745	$23,911	$1,834	7.7%	$50,719	$49,540	$1,179	2.4%

For the second quarter and first two quarters of 2025, the decrease in Meals segment net sales was primarily due to a decrease in volumes across the Meals business unit in the aggregate, partially offset by an increase in net pricing and product mix. The increase in Meals segment adjusted EBITDA in the second quarter and first two quarters of 2025 was primarily due to the increase in net pricing and improved product mix, offset in part by lower net sales.

Frozen & Vegetables Segment Results. Frozen & Vegetables segment results were as follows (dollars in thousands):

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	June 28,	June 29,			June 28,	June 29,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Frozen & Vegetables segment net sales	$88,989	$91,580	$(2,591)	(2.8)%	$182,108	$196,467	$(14,359)	(7.3)%
Frozen & Vegetables segment adjusted expenses	91,719	87,772	3,947	4.5%	186,311	184,829	1,482	0.8%
Frozen & Vegetables segment adjusted EBITDA	$(2,730)	$3,808	$(6,538)	(171.7)%	$(4,203)	$11,638	$(15,841)	(136.1)%

For the second quarter of 2025, the decrease in Frozen & Vegetables segment net sales was primarily due to a decrease in net pricing and product mix and the negative impact of foreign currency, partially offset by a modest increase in volume. For the first two quarters of 2025, the decrease in Frozen & Vegetables segment net sales was primarily due to a decrease in volume, a decrease in net pricing and the impact of product mix, as well as the negative impact of foreign currency. The decrease in Frozen & Vegetables segment adjusted EBITDA for the second quarter and first two quarters of 2025 was primarily due to a decrease in net sales, increased trade promotions, an increase in raw material and manufacturing costs and the impact of tariffs.

Spices & Flavor Solutions Segment Results. Spices & Flavor Solutions segment results were as follows (dollars in thousands):

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	June 28,	June 29,			June 28,	June 29,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Spices & Flavor Solutions segment net sales	$96,498	$98,497	$(1,999)	(2.0)%	$188,239	$194,073	$(5,834)	(3.0)%
Spices & Flavor Solutions segment adjusted expenses	72,379	70,850	1,529	2.2%	137,851	137,757	94	0.1%
Spices & Flavor Solutions segment adjusted EBITDA	$24,119	$27,647	$(3,528)	(12.8)%	$50,388	$56,316	$(5,928)	(10.5)%

For the second quarter and first two quarters of 2025, the decrease in Spices & Flavor Solutions segment net sales was primarily due to a decline in volumes across the Spices & Flavor Solutions business unit in the aggregate. In the second quarter of 2025, net sales were also negatively impacted by lower net pricing and the impact of product mix, while in the first two quarters of 2025, net pricing and the impact of product mix were a benefit. The decrease in Spices & Flavor Solutions segment adjusted EBITDA for the second quarter and first two quarters of 2025 was primarily due to a decrease in net sales, the impact of product mix, increases in raw material costs, particularly for garlic and black pepper and the impact of tariffs.

Unallocated Corporate Items. Unallocated corporate expenses decreased $1.3 million, or 5.7% in the second quarter of 2025 to $21.8 million from $23.1 million for the second quarter of 2024. Unallocated corporate expenses decreased $1.4 million, or 3.1% in the first two quarters of 2025 to $46.0 million from $47.4 million for the first two quarters of 2024.

Net Sales by Brand. The following table sets forth net sales for each of our brands whose net sales for the first two quarters of 2025 or fiscal 2024 equaled or exceeded 3% of our total net sales for those periods, and for all other brands in the aggregate (in thousands):

		Thirteen Weeks Ended		Twenty-six Weeks Ended
		June 28,	June 29,	June 28,	June 29,
Brand(1):	Business Unit:	2025	2024	2025	2024
Green Giant(2)	Frozen & Vegetables	$88,988	$91,621	$182,108	$196,561
Crisco	Specialty	57,529	62,424	112,493	127,374
Ortega	Meals	32,381	33,875	65,236	69,954
Clabber Girl(3)	Specialty	26,221	26,920	51,520	54,755
Maple Grove Farms of Vermont	Meals	20,281	20,490	40,295	43,348
Cream of Wheat	Meals	16,874	16,702	34,354	37,909
Dash	Spices & Flavor Solutions	15,630	15,390	29,777	31,799
All other brands	All Business Units	166,521	177,168	334,044	358,113
Total		$424,425	$444,590	$849,827	$919,813

(1)	Net sales for each brand includes branded net sales and, if applicable, any private label and foodservice net sales attributable to the brand.
(2)	Also includes net sales for the Le Sueur brand.
(3)	Includes net sales for multiple brands acquired as part of the Clabber Girl acquisition that we completed on May 15, 2019, including, among others, the Clabber Girl, Rumford, Davis, Hearth Club and Royal brands of retail baking powder, baking soda and corn starch, and the Royal brand of foodservice dessert mixes.

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

Cash Flows

Net Cash Provided by Operating Activities. Net cash provided by operating activities increased $24.2 million to $70.6 million for the first two quarters of 2025, as compared to $46.4 million for the first two quarters of 2024. The increase was primarily due to favorable working capital comparisons in the first two quarters of 2025 compared to the first two quarters of 2024, primarily comprised of trade accounts payable, trade accounts receivable, and income tax receivable/payable, net; partially offset by unfavorable working capital comparisons for inventories.

Net Cash Used in Investing Activities. Net cash used in investing activities decreased $8.3 million to $5.9 million for the first two quarters of 2025, as compared to $14.2 million for the first two quarters of 2024. The decrease was primarily attributable to the $10.6 million of proceeds we received from the Don Pepino divestiture, partially offset by a $3.1 million increase in capital expenditures in the first two quarters of 2025 compared to the first two quarters of 2024.

Net Cash Used in Financing Activities. Net cash used in financing activities increased $29.2 million to $61.8 million for the first two quarters of 2025, as compared to $32.6 million for the first two quarters of 2024. The increase was primarily driven by a $30.0 million increase in net prepayments of revolving credit facility loans during the first two quarters of 2025 as compared to the first two quarters of 2024.

Cash Income Tax Payments. We believe that we will realize a benefit to our cash taxes payable from amortization of our trademarks, goodwill and other intangible assets for the taxable years 2025 through 2038. We also take material annual deductions for net interest expense due to our substantial indebtedness. However, the U.S. Tax Cuts and Jobs Act enacted in 2017 limits the deduction for net interest expense incurred by a corporate taxpayer to 30% of the taxpayer’s adjusted taxable income. We have been subject to the interest expense deduction limitation for the past three fiscal years and, even though the One Big Beautiful Bill Act (OBBBA) enacted on July 4, 2025 restores the earnings before interest, taxes, depreciation and amortization (EBITDA) calculation for purposes of determining interest expense deduction limitations, we expect to continue to be subject to the interest expense deduction limitation in fiscal 2025 and future years. In addition, if there is a change in U.S. federal tax policy or, in the case of the interest deduction, a change in our net interest expense relative to our adjusted taxable income that eliminates, limits or reduces our ability to amortize and deduct goodwill and certain intangible assets or the interest deduction we receive on our substantial indebtedness, or otherwise that reduces any of these available deductions or results in an increase in our corporate tax rate, our cash taxes payable may increase further, which could significantly reduce our future liquidity and impact our ability to make interest and dividend payments and have a material adverse effect on our business, consolidated financial condition, results of operations and liquidity.

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

For the first two quarters of 2025 and 2024, we had net cash provided by operating activities of $70.6 million and $46.4 million, respectively, and distributed as dividends $30.2 million and $30.0 million, respectively.

Based upon our current intended dividend rate of $0.76 per share per annum and the current number of outstanding shares, we expect our aggregate dividend payments in fiscal 2025 to be approximately $60.6 million.

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

Future Capital Needs

We are highly leveraged. On June 28, 2025, the aggregate principal amount of our long-term debt (including current portion) of $2,011.4 million, net of our cash and cash equivalents of $54.1 million, was $1,957.3 million. Stockholders’ equity as of that date was $501.4 million.

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

We expect to make capital expenditures of approximately $30.0 million to $35.0 million in the aggregate during fiscal 2025. During the first two quarters of 2025, we made capital expenditures of $18.7 million, of which $16.8 million were paid in cash. Our projected capital expenditures for fiscal 2025 primarily relate to asset sustainability projects, cost savings initiatives, information technology (hardware and software), including cybersecurity, and environmental compliance.

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

The following tables present summarized unaudited financial information on a combined basis for B&G Foods and each of the guarantor subsidiaries described above after elimination of (1) intercompany transactions and balances among B&G Foods and the guarantor subsidiaries and (2) investments in any subsidiary that is a non-guarantor (in thousands):

	June 28,	December 28,
	2025	2024
Current assets(1)	$690,821	$690,367
Non-current assets	2,105,508	2,146,552
Current liabilities(2)	$284,684	$224,344
Non-current liabilities	2,174,338	2,230,946
(1)	Current assets includes amounts due from non-guarantor subsidiaries of $42.5 million and $50.2 million as of June 28, 2025 and December 28, 2024, respectively.
(2)	Current liabilities includes amounts due to non-guarantor subsidiaries of $53.4 million and $13.0 million as of June 28, 2025 and December 28, 2024, respectively.

	Twenty-six Weeks Ended
	June 28,	June 29,
	2025	2024
Net sales	$788,529	$859,157
Gross profit	160,539	182,554
Operating income	42,416	5,027
Loss before income taxes	(28,775)	(68,509)
Net loss	$(20,111)	$(55,892)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Changes in interest rates impact our fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas for variable rate debt, a change in the interest rates will impact interest expense and cash flows. At June 28, 2025, we had $1,328.6 million of fixed rate debt and $682.8 million of variable rate debt.

Based upon our principal amount of long-term debt outstanding at June 28, 2025, a hypothetical 1.0% increase or decrease in interest rates would have affected our annual interest expense by approximately $6.8 million.

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

Item 1A. Risk Factors

We do not believe there have been any material changes in our risk factors as previously disclosed in our 2024 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q/A for the quarterly period ended March 29, 2025 filed on May 7, 2025.

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

101

The following unaudited financial information from B&G Foods’ Quarterly Report on Form 10-Q for the quarter ended June 28, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive (Loss) Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2025, formatted in iXBRL and contained in Exhibit 101.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 4, 2025	B&G FOODS, INC.

	By:	/s/ Bruce C. Wacha
Bruce C. Wacha Executive Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Authorized Officer)