Form 10-Q
period 2025-09-27
B&G Foods, Inc.
filed 2025-11-05
CIK 1278027

As filed with the Securities and Exchange Commission on November 5, 2025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 27, 2025 or

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

As of October 30, 2025, the registrant had 79,977,050 shares of common stock, par value $0.01 per share, issued and outstanding.

B&G Foods, Inc. and Subsidiaries

- i -

Forward-Looking Statements

This report includes forward-looking statements, including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The words “believes,” “belief,” “expects,” “projects,” “intends,” “anticipates,” “assumes,” “could,” “should,” “estimates,” “potential,” “seek,” “predict,” “may,” “will” or “plans” and similar references to future periods are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by any forward-looking statements. We believe important factors that could cause actual results to differ materially from our expectations include the following:

●	our substantial leverage, which may impact our ability, among other things, to fund capital expenditures, working capital needs, dividend payments and acquisitions, and to obtain refinancing or additional financing;
●	our ability to comply with the ratios or tests under our long-term debt agreements, including the maximum consolidated leverage ratio and minimum consolidated interest coverage ratio under our credit agreement, which may be affected not only by our operating performance but also by events beyond our control, including prevailing economic, financial and industry conditions, and changes in interest rates;
●	the effects of international trade disputes, tariffs, quotas, and other import or export restrictions on our procurement, sales and operations (including recent U.S. tariffs imposed or threatened to be imposed on China, Canada and Mexico and other countries and retaliatory actions taken or threatened to be taken by such countries);
●	the effects of rising costs for and/or decreases in the supply of commodities, ingredients, packaging, other raw materials, distribution and labor;
●	crude oil prices and their impact on distribution, packaging and energy costs;
●	our ability to successfully implement sales price increases and cost saving measures to offset any cost increases;
●	intense competition, changes in consumer preferences, demand for our products and local economic and market conditions;
●	our continued ability to promote brand equity successfully, to anticipate and respond to new consumer trends, to develop new products and markets, to broaden brand portfolios in order to compete effectively with lower priced products and in markets that are consolidating at the retail and manufacturing levels and to improve productivity;
●	the ability of our company and our supply chain partners to continue to operate manufacturing facilities, distribution centers and other work locations without material disruption, and to procure ingredients, packaging and other raw materials when needed despite disruptions in the supply chain or labor shortages;
●	the impact pandemics or disease outbreaks may have on our business, including among other things, our supply chain, our manufacturing operations, our workforce and customer and consumer demand for our products;
●	our ability to recruit and retain senior management and a highly skilled and diverse workforce at our corporate offices, manufacturing facilities and other work locations despite a very tight labor market and changing employee expectations as to fair compensation, an inclusive and diverse workplace, flexible working and other matters;
●	the risks associated with the possible expansion of our business through acquisitions or reduction in size through divestitures;
●	our possible inability to successfully complete divestitures of non-core businesses, including the pending divestiture of our Green Giant and Le Sieur frozen and shelf-stable business in Canada or the possible divestiture of some or all of the other remaining assets of our Frozen & Vegetables business unit, to sharpen our focus, improve our margins, reduce costs and reduce our long-term debt, and, if completed, our possible inability to achieve the expected margin improvements, cost savings and debt reduction;
●	our possible inability to identify new acquisitions or to integrate recent or future acquisitions, or our failure to realize anticipated revenue enhancements, cost savings or other synergies from recent or future acquisitions;

- ii -

●	our ability to successfully complete the integration of recent or future acquisitions into our enterprise resource planning (ERP) system;
●	tax reform and legislation, including the effects of the U.S. Tax Cuts and Jobs Act and the One Big Beautiful Bill Act, and any future tax reform or legislation;
●	our ability to access the credit markets and our borrowing costs and credit ratings, which may be influenced by credit markets generally and the credit ratings of our competitors;
●	unanticipated expenses, including, without limitation, litigation or legal settlement expenses;
●	the effects of currency movements of the Canadian dollar and the Mexican peso as compared to the U.S. dollar;
●	future impairments of our goodwill, other intangible assets, and tangible assets, such as property, plant, equipment or inventory, which impairments may be triggered if our operating results for any of our brands deteriorate at rates in excess of our current projections, our market capitalization declines or discount rates change, even if due to macroeconomic factors, or may be triggered by divestitures, including our possible divestiture of some or all of the remaining assets of our Frozen & Vegetables business unit, if divestiture proceeds are less than the book value of the assets being divested;
●	our ability to protect information systems against, or effectively respond to, a cybersecurity incident, other disruption or data leak;
●	our ability to successfully implement our sustainability initiatives and achieve our sustainability goals, and changes to environmental laws and regulations;
●	our ability to successfully adopt and utilize new technologies, such as artificial intelligence, including machine learning and generative artificial intelligence;
●	other factors that affect the food industry generally, including:
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

- iii -

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

B&G Foods, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 27,	December 28,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$60,905	$50,583
Trade accounts receivable, net	157,826	172,260
Inventories	485,982	511,232
Assets held for sale	57,251	—
Prepaid expenses and other current assets	43,633	38,301
Income tax receivable	11,264	9,068
Total current assets	816,861	781,444

Property, plant and equipment, net of accumulated depreciation of $476,666 and $464,153 as of September 27, 2025 and December 28, 2024, respectively	257,570	278,119
Operating lease right-of-use assets	46,539	55,431
Finance lease right-of-use assets	—	773
Goodwill	543,706	548,231
Other intangible assets, net	1,230,505	1,285,946
Other assets	38,215	34,788
Deferred income taxes	9,160	9,320
Total assets	$2,942,556	$2,994,052

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$165,015	$113,209
Accrued expenses	54,850	83,960
Current portion of operating lease liabilities	13,954	17,963
Current portion of finance lease liabilities	—	726
Current portion of long-term debt	5,625	5,625
Income tax payable	240	344
Dividends payable	15,196	15,038
Total current liabilities	254,880	236,865

Long-term debt, net of current portion	2,020,364	2,014,823
Deferred income taxes	153,100	168,027
Long-term operating lease liabilities, net of current portion	32,458	37,697
Other liabilities	11,013	11,833
Total liabilities	2,471,815	2,469,245
Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share. Authorized 125,000,000 shares; 79,977,050 and 79,144,800 shares issued and outstanding as of September 27, 2025 and December 28, 2024, respectively	800	791
Additional paid-in capital	—	—
Accumulated other comprehensive income (loss)	4,970	(4,743)
Retained earnings	464,971	528,759
Total stockholders’ equity	470,741	524,807
Total liabilities and stockholders’ equity	$2,942,556	$2,994,052

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
Net sales	$439,304	$461,073	$1,289,131	$1,380,886
Cost of goods sold	340,291	358,728	1,013,049	1,077,623
Gross profit	99,013	102,345	276,082	303,263

Operating expenses:
Selling, general and administrative expenses	44,615	45,988	140,945	137,728
Amortization expense	5,083	5,110	15,301	15,333
Impairment of goodwill	—	—	—	70,580
Impairment of intangible assets	26,000	—	26,000	—
(Gain) loss on sales of assets	(15,513)	—	(2,867)	135
Impairment of assets held for sale	27,800	—	27,800	—
Operating income	11,028	51,247	68,903	79,487

Other expenses (income):
Interest expense, net	37,297	42,166	110,835	117,799
Other income	(1,201)	(1,046)	(3,549)	(3,134)
(Loss) income before income tax (benefit) expense	(25,068)	10,127	(38,383)	(35,178)
Income tax (benefit) expense	(5,926)	2,663	(10,304)	(6,341)
Net (loss) income	$(19,142)	$7,464	$(28,079)	$(28,837)

Weighted average shares outstanding:
Basic	79,994	79,164	79,675	78,965
Diluted	79,994	79,404	79,675	78,965

(Loss) earnings per share:
Basic	$(0.24)	$0.09	$(0.35)	$(0.37)
Diluted	$(0.24)	$0.09	$(0.35)	$(0.37)

Cash dividends declared per share	$0.19	$0.19	$0.57	$0.57

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
Net (loss) income	$(19,142)	$7,464	$(28,079)	$(28,837)

Other comprehensive income (loss):
Foreign currency translation adjustments	72	(4,237)	9,943	(12,673)
Pension loss, net of tax	(87)	(11)	(230)	(30)
Other comprehensive income (loss)	(15)	(4,248)	9,713	(12,703)
Comprehensive (loss) income	$(19,157)	$3,216	$(18,366)	$(41,540)

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

As of September 27, 2025

(In thousands, except share and per share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at December 28, 2024	79,144,800	$791	$—	$(4,743)	$528,759	$524,807
Foreign currency translation	—	—	—	514	—	514
Change in pension benefit (net of $19 of income taxes)	—	—	—	(56)	—	(56)
Net income	—	—	—	—	835	835
Share-based compensation	—	—	2,892	—	—	2,892
Issuance of common stock for share-based compensation	767,569	8	(8)	—	—	—
Cancellation of restricted stock for tax withholding upon vesting	(111,762)	(1)	(736)	—	—	(737)
Cancellation of restricted stock upon forfeiture	(2,719)	—	—	—	—	—
Dividends declared on common stock, $0.19 per share	—	—	(2,148)	—	(13,013)	(15,161)
Balance at March 29, 2025	79,797,888	$798	$—	$(4,285)	$516,581	$513,094
Foreign currency translation	—	—	—	9,357	—	9,357
Change in pension benefit (net of $28 of income taxes)	—	—	—	(87)	—	(87)
Net loss	—	—	—	—	(9,772)	(9,772)
Share-based compensation	—	—	4,041	—	—	4,041
Issuance of common stock for share-based compensation	222,003	2	(2)	—	—	—
Cancellation of restricted stock for tax withholding upon vesting	(49)	—	—	—	—	—
Cancellation of restricted stock upon forfeiture	(4,517)	—	—	—	—	—
Dividends declared on common stock, $0.19 per share	—	—	(4,039)	—	(11,164)	(15,203)
Balance at June 28, 2025	80,015,325	$800	$—	$4,985	$495,645	$501,430
Foreign currency translation	—	—	—	72	—	72
Change in pension benefit (net of $29 of income taxes)	—	—	—	(87)	—	(87)
Net loss	—	—	—	—	(19,142)	(19,142)
Share-based compensation	—	—	3,819	—	—	3,819
Cancellation of restricted stock for tax withholding upon vesting	(35,057)	—	(155)	—	—	(155)
Cancellation of restricted stock upon forfeiture	(3,218)	—	—	—	—	—
Dividends declared on common stock, $0.19 per share	—	—	(3,664)	—	(11,532)	(15,196)
Balance at September 27, 2025	79,977,050	$800	$—	$4,970	$464,971	$470,741

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

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirty-nine Weeks Ended
	September 27,	September 28,
	2025	2024
Cash flows from operating activities:
Net loss	$(28,079)	$(28,837)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	50,124	51,709
Amortization of operating lease right-of-use assets	15,004	14,437
Amortization of deferred debt financing costs and bond discount	4,937	4,537
Deferred income taxes	(13,801)	(16,968)
Impairment of goodwill	—	70,580
Impairment of intangible assets	26,000	—
Impairment of assets held for sale	27,800	—
Impairment of property, plant and equipment	2,994	—
Loss on sales of property, plant and equipment	1,029	123
(Gain) loss on sales of assets	(2,867)	135
(Gain) loss on extinguishment of debt	(2,754)	1,938
Share-based compensation expense	10,604	6,795
Changes in assets and liabilities:
Trade accounts receivable	14,761	(17,152)
Inventories	(95,531)	(57,419)
Prepaid expenses and other current assets	(4,601)	(738)
Income tax receivable/payable, net	(2,176)	1,273
Other assets	(1,755)	(3,548)
Trade accounts payable	53,194	55,993
Accrued expenses	(47,806)	(33,864)
Other liabilities	(1,127)	1,572
Net cash provided by operating activities	5,950	50,566

Cash flows from investing activities:
Capital expenditures	(22,860)	(18,582)
Proceeds from sales of assets and property, plant and equipment	69,939	(422)
Net cash provided by (used in) investing activities	47,079	(19,004)

Cash flows from financing activities:
Redemptions and repurchases of senior notes	(37,817)	(685)
Proceeds from issuance of senior secured notes	—	250,000
Repayments of borrowings under term loan facility	(3,375)	(528,625)
Borrowings under term loan facility	—	450,000
Repayments of borrowings under revolving credit facility	(120,000)	(275,000)
Borrowings under revolving credit facility	165,000	145,000
Dividends paid	(45,402)	(45,000)
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	(893)	(615)
Payments of debt financing costs	(882)	(12,568)
Net cash used in financing activities	(43,369)	(17,493)

Effect of exchange rate fluctuations on cash and cash equivalents	662	(469)
Net increase in cash and cash equivalents	10,322	13,600

Cash and cash equivalents at beginning of period	50,583	41,094
Cash and cash equivalents at end of period	$60,905	$54,694

Supplemental disclosures of cash flow information:
Cash interest payments	$132,168	$120,893
Cash income tax payments	$6,060	$9,232
Non-cash investing and financing transactions:
Dividends declared and not yet paid	$15,196	$15,041
Accruals related to purchases of property, plant and equipment	$2,979	$1,495
Right-of-use assets obtained in exchange for new operating lease liabilities	$6,207	$2,709

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
(3)	Frozen & Vegetables, which primarily includes the Green Giant brand and included the Le Sueur brand in the United States until its divestiture on August 1, 2025; and
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

(2)	Summary of Significant Accounting Policies

Fiscal Year

Typically, our fiscal quarters and fiscal year consist of 13 and 52 weeks, respectively, ending on the Saturday closest to December 31 in the case of our fiscal year and fourth fiscal quarter, and on the Saturday closest to the end of the corresponding calendar quarter in the case of our other fiscal quarters. As a result, a 53rd week is added to our fiscal year every five or six years. Generally, in a 53-week fiscal year our fourth fiscal quarter contains 14 weeks. Our fiscal year ending January 3, 2026 (fiscal 2025) contains 53 weeks and our fiscal year ended December 28, 2024 (fiscal 2024) contained 52 weeks. The first three quarters of fiscal 2025 and each quarter of fiscal 2024 contained 13 weeks, and the fourth quarter of fiscal 2025 contains 14 weeks.

Basis of Presentation

The accompanying unaudited consolidated interim financial statements for the thirteen and thirty-nine week periods ended September 27, 2025 (third quarter and first three quarters of 2025) and September 28, 2024 (third quarter and first three quarters of 2024) have been prepared by our company in accordance with generally accepted accounting principles in the United States (GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and include the accounts of B&G Foods, Inc. and its subsidiaries. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, our management believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading. All intercompany balances and transactions have been eliminated. The accompanying unaudited consolidated interim financial statements contain all adjustments that are, in the opinion of management, necessary to present fairly our consolidated financial position as of September 27, 2025, and the results of our operations, comprehensive (loss) income, changes in stockholders’ equity and cash flows for the third quarter and first three quarters of 2025 and 2024. Our results of operations for the third quarter and first three quarters of

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

2025 are not necessarily indicative of the results to be expected for the full year. We have evaluated subsequent events for disclosure through the date of issuance of the accompanying unaudited consolidated interim financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for fiscal 2024 filed with the SEC on February 25, 2025 (which we refer to as our 2024 Annual Report on Form 10-K).

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

Recently Issued Accounting Standards – Pending Adoption

In July 2025, the Financial Accounting Standards Board (FASB) issued a new Accounting Standards Update (ASU) that provides certain entities with an additional practical expedient and an accounting policy election for estimating expected credit losses on current accounts receivable and current contract assets arising from revenue transactions. This ASU is effective prospectively for annual and interim periods in fiscal years beginning with fiscal 2026. Early adoption is permitted. We currently expect to adopt this guidance when it becomes effective for the first quarter of 2026. We are currently evaluating the expected impact to our consolidated financial statements and related disclosures. Our credit losses have historically been infrequent and immaterial, and we do not expect this ASU to have a material impact to our consolidated financial statements.

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

In December 2023, the FASB issued a new ASU that requires improved disclosures related to the tax rate reconciliation and income taxes paid. This ASU requires companies to reconcile the income tax expense attributable to continuing operations to the statutory federal income tax rate applied to pre-tax income from continuing operations. This ASU is effective for annual periods beginning with fiscal 2025. Early adoption is permitted. We currently expect to adopt this guidance when it becomes effective for our annual reporting for fiscal 2025. The guidance is required to be applied on a prospective basis with the option to apply retrospectively to all prior periods presented in the financial statements. We are currently evaluating whether we will apply the guidance prospectively or retrospectively, as well as the expected impact to our consolidated financial statements and related disclosures.

(3)	Acquisitions and Divestitures

Le Sueur U.S. Divestiture

On August 1, 2025, we completed the sale of the Le Sueur U.S. shelf-stable vegetable brand to McCall Farms, Inc. for a purchase price of $59.1 million, which includes an adjustment for estimated inventory at closing and remains

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

subject to a post-closing adjustment for final inventory. The sale did not include the Le Sieur Canada shelf-stable business. We refer to this sale as the “Le Sueur U.S. divestiture.”

During the third quarter of 2025, we recognized a pre-tax gain on sale of $15.5 million related to the Le Sueur U.S. divestiture, as calculated below (in thousands):

Cash received	$59,110
Less:
Assets sold:
Inventories	38,986
Trademarks — indefinite-lived intangible assets	2,934
Customer relationships — finite-lived intangible assets	1,479
Total assets sold	43,399
Expenses	198
Pre-tax gain on sale of assets	$15,513

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

During the second quarter of 2025, we recognized a pre-tax loss on sale of $12.6 million related to the Don Pepino divestiture, as calculated below (in thousands):

Cash received	$10,646
Less:
Assets sold:
Inventories	11,227
Property, plant and equipment, net	5,066
Goodwill	4,751
Trademarks — indefinite-lived intangible assets	780
Other assets	160
Customer relationships — finite-lived intangible assets	85
Total assets sold	22,069
Expenses	1,223
Pre-tax loss on sale of assets	$(12,646)

During the first quarter of 2024, we recorded an additional loss on sale of $0.1 million relating to a prior year divestiture.

(4)	Inventories

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

During the third quarter of 2025, we reclassified $75.6 million of inventories to assets held for sale. See Note 18, “Assets Held for Sale.”

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Inventories consist of the following, as of the dates indicated (in thousands):

	September 27, 2025	December 28, 2024
Raw materials and packaging	$98,857	$85,356
Work-in-process	71,792	116,161
Finished goods	315,333	309,715
Inventories	$485,982	$511,232

(5)	Goodwill and Other Intangible Assets

The carrying amounts of goodwill and other intangible assets, as of the dates indicated, consist of the following (in thousands):

	September 27, 2025			December 28, 2024
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Finite-Lived Intangible Assets
Trademarks	$6,800	$5,629	$1,171	$6,800	$5,289	$1,511
Customer relationships	376,578	229,096	147,482	386,026	218,958	167,068
Total finite-lived intangible assets	$383,378	$234,725	$148,653	$392,826	$224,247	$168,579

Indefinite-Lived Intangible Assets
Goodwill			$543,706			$548,231
Trademarks			1,081,852			1,117,367
Total indefinite-lived intangible assets			$1,625,558			$1,665,598

Total goodwill and other intangible assets			$1,774,211			$1,834,177

The changes in the carrying amount of goodwill by operating segment for the first three quarters of 2025 were as follows (in thousands):

	Specialty	Meals	Frozen & Vegetables	Spices & Flavor Solutions	Total
Balance as of December 31, 2024	$223,778	$143,020	$—	$181,433	$548,231
Currency translation	226	—	—	—	226
Don Pepino divestiture	(4,751)	—	—	—	(4,751)
Balance as of September 27, 2025	$219,253	$143,020	$—	$181,433	$543,706

The changes in the carrying amount of indefinite-lived trademark intangible assets by reporting unit for the first three quarters of 2025 were as follows (in thousands):

	Specialty	Meals	Frozen & Vegetables	Spices & Flavor Solutions	Total
Balance as of December 31, 2024	$593,134	$219,764	$31,660	$272,809	$1,117,367
Currency translation	491	—	—	—	491
Don Pepino divestiture	(780)	—	—	—	(780)
Le Sueur U.S. divestiture	—	—	(2,934)	—	(2,934)
Assets held for sale - Green Giant Canada	—	—	(6,292)	—	(6,292)
Impairment	—	(26,000)	—	—	(26,000)
Balance as of September 27, 2025	$592,845	$193,764	$22,434	$272,809	$1,081,852

Amortization expense associated with finite-lived intangible assets was $5.1 million and $15.3 million for each of the third quarter and first three quarters of 2025 and 2024, respectively, and is recorded in operating expenses. We expect to recognize an additional $5.0 million of amortization expense associated with our finite-lived intangible assets during the remainder of fiscal 2025, and thereafter $19.2 million in fiscal 2026, $14.3 million in fiscal 2027, $12.4 million in fiscal 2028, and $12.2 million in each of fiscal 2029 and fiscal 2030.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

During the third quarter of 2025, we recorded pre-tax, non-cash impairment charges of $26.0 million related to indefinite-lived intangible trademark assets of $13.8 million and $12.2 million for the Victoria and McCann’s brands, respectively. Victoria and McCann’s are part of the Meals segment. These charges, which reflect partial impairments of each brand, were recorded in “Impairment of intangible assets” in our consolidated statement of operations.

We did not recognize any impairment charges for goodwill for the first three quarters of 2025 or for indefinite-lived intangible assets for the first three quarters of 2024. During the second quarter of 2025, the publicly quoted share price of our common stock declined significantly, resulting in a market capitalization that fell below, and as of September 27, 2025 remains below, our consolidated stockholders’ equity. We assessed whether this decline constituted a triggering event for our three goodwill carrying reporting units, Meals, Specialty and Spices & Flavor Solutions and indefinite-lived intangible assets. Other than as described above with respect to the Victoria and McCann’s brands, we concluded as of the end of the third quarter of 2025 that there was no triggering event because we believe that the decline in market capitalization was primarily attributable to the performance of our Frozen & Vegetables reporting unit, which no longer carries goodwill following a full impairment of goodwill recorded in the first quarter of 2024. This reporting unit remains subject to an ongoing strategic review.

As part of our quarterly impairment assessment process, we assessed the significant asset components within the Frozen & Vegetables reporting unit, including inventory, long-lived assets, finite-lived intangibles, and indefinite-lived intangibles following the prescribed order of impairment testing under U.S. GAAP. Based on this evaluation, we concluded that no impairment indicators or triggering events were present for these asset components.

However, in the third quarter of 2025, we determined that a portion of the Frozen & Vegetables reporting unit met the criteria for held for sale classification. We reclassified $75.6 million of inventories, $6.3 million of indefinite-lived trademark intangible assets and $3.1 million of finite-lived customer relationship intangible assets related to Green Giant Canada within the Frozen & Vegetables reporting unit to assets held for sale. We then measured the assets held for sale at the lower of their carrying value or fair value less the estimated costs to sell, and recorded pre-tax, non-cash impairment charges of $27.8 million during the third quarter of 2025. See Note 18, “Assets Held for Sale” and Note 19, “Subsequent Event.”

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

(6)	Long-Term Debt

Long-term debt consists of the following, as of the dates indicated (in thousands):

	September 27, 2025	December 28, 2024
Revolving credit loans due 2028	$290,000	$245,000
Tranche B term loans due 2029	446,625	450,000
5.25% senior notes due 2027	509,310	550,000
8.00% senior secured notes due 2028	799,315	799,315
Unamortized deferred debt financing costs	(14,559)	(18,403)
Unamortized discount	(4,702)	(5,464)
Total long-term debt, net of unamortized deferred debt financing costs and discount	2,025,989	2,020,448
Current portion of long-term debt	(5,625)	(5,625)
Long-term debt, net of unamortized deferred debt financing costs and discount, and excluding current portion	$2,020,364	$2,014,823

As of September 27, 2025, the aggregate contractual maturities of long-term debt were as follows (in thousands):

Aggregate Contractual Maturities(1)
Fiscal year:
2025 remaining	$2,250
2026	4,500
2027	513,810
2028	1,092,690
2029	432,000
Thereafter	—
Total	$2,045,250
(1)	Fiscal years 2025 to 2029 also reflect amortization payments per calendar quarter of 0.25% of the original principal amount of our tranche B term loans due 2029.

Senior Secured Credit Agreement. Our senior secured credit agreement includes a term loan facility and a revolving credit facility.

Our tranche B term loans bear interest based on alternative rates that we may choose, including a base rate per annum plus an applicable margin of 2.50%, and SOFR plus an applicable margin of 3.50%. As of September 27, 2025, the weighted average interest rate on our tranche B term loans was 7.82%. The tranche B term loans are subject to amortization at the rate of 0.25% of the original principal amount per calendar quarter with the balance due and payable on the maturity date. The tranche B term loans mature on October 10, 2029.

Interest under the revolving credit facility, including any outstanding letters of credit, is determined based on alternative rates that we may choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin ranging from 0.50% to 1.00%, and SOFR plus an applicable margin ranging from 1.50% to 2.00%, in

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

each case depending on our consolidated leverage ratio (as defined in the credit agreement). On July 1, 2025, we amended our credit agreement to, among other things, reduce the revolving credit facility commitments from $475.0 million to $430.0 million. Proceeds of the revolving credit facility may be used for general corporate purposes, including acquisitions of targets in the same or a similar line of business as our company, subject to specified criteria. The revolving credit facility matures on December 16, 2028. As of September 27, 2025, the weighted average interest rate on our revolving credit loans was 6.17%. As of September 27, 2025, the available borrowing capacity under the revolving credit facility, net of outstanding letters of credit of $7.4 million, was $132.6 million.

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

We are also required to maintain a consolidated interest coverage ratio (defined as the ratio, determined on a pro forma basis, of our adjusted EBITDA (before share-based compensation) for any period of four consecutive fiscal quarters to our consolidated interest expense for such period payable in cash) of at least 1.75 to 1.00. As of September 27, 2025, we were in compliance with all of the covenants, including the financial covenants, in the credit agreement.

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

We may redeem some or all of the 5.25% senior notes due 2027 at a redemption price of 100% of the principal amount plus accrued and unpaid interest to the date of redemption. In addition, if we undergo a change of control or upon certain asset sales, we may be required to offer to repurchase the 5.25% senior notes due 2027 at the repurchase price set forth in the indenture plus accrued and unpaid interest to the date of repurchase.

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

During the second quarter of 2025, we repurchased $20.7 million aggregate principal amount of 5.25% senior notes due 2027 in open market purchases for $18.6 million, an average discounted repurchase price of 89.98% of such principal amount, plus accrued and unpaid interest. During the third quarter of 2025, we repurchased $20.0 million aggregate principal amount of 5.25% senior notes due 2027 in open market purchases for $19.2 million, an average discounted repurchase price of 96.00% of such principal amount, plus accrued and unpaid interest. As a result of these repurchases, we recognized a pre-tax gain on extinguishment of debt of $0.8 million and $2.9 million, partially offset by the accelerated amortization of deferred debt financing costs of $0.3 million and $0.6 million, for the third quarter and first three quarters of 2025, respectively.

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

The indenture governing the 5.25% senior notes due 2027 contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of certain liens; certain sale-leaseback transactions; certain asset sales; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates. Each of the covenants is subject to a number of important exceptions and qualifications. As of September 27, 2025, we were in compliance with all of the covenants in the indenture governing the 5.25% senior notes due 2027.

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

The indenture governing the 8.00% senior secured notes due 2028 contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of certain liens; certain sale-leaseback transactions; certain asset sales; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates. Each of the covenants is subject to a number of important exceptions and qualifications. As of September 27, 2025, we were in compliance with all of the covenants in the indenture governing the 8.00% senior secured notes due 2028.

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

Accrued Interest. At September 27, 2025 and December 28, 2024, accrued interest of $7.9 million and $31.5 million, respectively, is included in accrued expenses in the accompanying unaudited consolidated balance sheets.

Gain on Extinguishment of Debt. Net interest expense for the first three quarters of 2025 was reduced by $2.3 million as a result of a $2.9 million gain on extinguishment of debt related to our repurchase of $40.7 million aggregate principal amount of our 5.25% senior notes due 2027 for $37.8 million, plus accrued and unpaid interest as described above, partially offset by the accelerated amortization of deferred debt financing costs of $0.6 million related to the repurchases.

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

The carrying values and fair values of our revolving credit loans, term loans, senior notes and senior secured notes as of September 27, 2025 and December 28, 2024 were as follows (in thousands):

	September 27, 2025				December 28, 2024
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving credit loans	$290,000		$290,000	(1)	$245,000		$245,000	(1)
Tranche B term loans due 2029	442,774	(2)	424,510	(3)	445,568	(2)	445,568	(3)
5.25% senior notes due 2027	509,310		492,757	(3)	550,000		522,500	(3)
8.00% senior secured notes due 2028	$798,464	(4)	$769,519	(3)	$798,283	(4)	$818,240	(3)
(1)	Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.
(2)	The carrying value of the tranche B term loans includes a discount. At September 27, 2025 and December 28, 2024, the face amount of the tranche B term loans was $446.6 million and $450.0 million, respectively.
(3)	Fair values are estimated based on quoted market prices.
(4)	The carrying value of the 8.00% senior secured notes due 2028 includes a discount. At September 27, 2025 and December 28, 2024, the face amount of the 8.00% senior secured notes due 2028 was $799.3 million.

There were no recurring Level 3 fair value measurements during the third quarter or first three quarters of 2025 or 2024. Non-recurring Level 3 fair value measurements were related to impairment testing performed during the third quarter of 2025.

During the third quarter of 2025, we recorded pre-tax, non-cash impairment charges of $26.0 million related to indefinite-lived intangible trademark assets of $13.8 million and $12.2 million for the Victoria and McCann’s brands, respectively. The fair value measurements used to determine these impairment charges were classified as Level 3 within the fair value hierarchy due to the use of significant unobservable inputs. We estimate the fair value of the indefinite-lived intangible assets primarily using the discounted cash flows method. Significant assumptions included brand specific forecasts of net revenue, gross margin and operating expenses, as well as contributory asset charges. A discount rate of 7.5% was applied to the excess earnings, and the valuation incorporated a tax amortization benefit. See Note 5, “Goodwill and Other Intangible Assets,” for additional information.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(8)	Accumulated Other Comprehensive Income (Loss)

The reclassifications from accumulated other comprehensive income (loss) (AOCIL) for the third quarter and first three quarters of 2025 and 2024 were as follows (in thousands):

	Amounts Reclassified from AOCIL		Amounts Reclassified from AOCIL		Affected Line Item in
	Thirteen Weeks Ended		Thirty-nine Weeks Ended		the Statement Where
	September 27,	September 28,	September 27,	September 28,	Net (Loss) Income
Details about AOCIL Components	2025	2024	2025	2024	is Presented
Defined benefit pension plan items
Amortization of unrecognized gain	$(116)	$(15)	$(306)	$(40)	See (1) below
Accumulated other comprehensive gain before tax	(116)	(15)	(306)	(40)	Total before tax
Tax expense	29	4	76	10	Income tax (benefit) expense
Total reclassification	$(87)	$(11)	$(230)	$(30)	Net of tax
(1)	These items are included in the computation of net periodic pension cost. See Note 11, “Pension Benefits,” for additional information.

Changes in AOCIL for the first three quarters of 2025 were as follows (in thousands):

		Foreign Currency
	Defined Benefit	Translation
	Pension Plan Items	Adjustments	Total
Balance at December 28, 2024	$17,310	$(22,053)	$(4,743)
Other comprehensive income before reclassifications	—	9,943	9,943
Amounts reclassified from AOCIL	(230)	—	(230)
Net current period other comprehensive (loss) income	(230)	9,943	9,713
Balance at September 27, 2025	$17,080	$(12,110)	$4,970

(9)	Income Taxes

Income tax provisions for interim periods are based on an estimated annual income tax rate, adjusted for discrete tax items, with any changes affecting the estimated annual effective tax rate recorded in the interim period in which the change occurs. We determined that the estimated annual effective tax rate method would provide a reliable estimate of our overall annual effective tax rate.

Our effective tax rate was 23.6% and 26.8% for the third quarter and first three quarters of 2025, respectively, and 26.3% and 18.0% for the third quarter and first three quarters of 2024, respectively. Our effective tax rate of 26.8% for the first three quarters of 2025 is primarily due to lower pre-tax loss relative to the tax benefit received during the first three quarters of 2025. This was primarily driven by non-recurring net discrete tax benefits totaling $13.7 million, which includes $18.8 million of discrete tax benefits, net of $5.1 million of discrete tax expenses.

The discrete tax benefits of $18.8 million include a $2.1 million discrete tax benefit recognized during the first quarter of 2025 for the pre-transition loss related to Section 987 of the Internal Revenue Code of 1986 for the cumulative unrecognized foreign exchange loss relating to our primary operating subsidiary in Canada, which is a qualified business unit for purposes of Section 987; a $3.1 million discrete tax benefit recognized during the second quarter of 2025 due to the loss on the Don Pepino divestiture; a $13.2 million discrete tax benefit recognized during the third quarter of 2025 due to the tax impact of the impairment of indefinite-lived intangible trademark assets for the Victoria and McCann’s brands and the impairment of assets held for sale for Green Giant Canada within the Frozen & Vegetables business unit; and other discrete tax benefits of $0.4 million during the third quarter of 2025. These discrete tax benefits were partially offset by discrete tax expenses totaling $5.1 million, which includes discrete tax expenses of $0.7 million incurred during the first quarter of 2025 related to stock-based compensation and rate changes; other discrete tax expenses of $0.4 million incurred during the second quarter of 2025; and discrete tax expenses of $4.0 million during the third quarter of 2025, primarily related to the gain on the Le Sueur U.S. divestiture.

One Big Beautiful Bill Act. On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

provisions of the U.S. Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. Among the tax law changes that will impact us relate to the timing of certain tax deductions including depreciation expense, R&D expenditures and interest expense. The OBBBA allows for 100% bonus depreciation to be taken on eligible assets, the option to immediately expense domestic R&D expenditures as well as accelerate the deduction of previously capitalized expenses, and restores the earnings before interest, taxes, depreciation and amortization (EBITDA) calculation for purposes of determining interest limitations. We implemented certain changes in the third quarter of 2025 related to the interest deduction limitation, and continue to evaluate the options newly available regarding bonus depreciation and the immediate expensing of R&D expenses. We are currently evaluating the impact of OBBBA on our effective income tax rate, results of operations, financial condition and liquidity and expect certain provisions of OBBBA, including the restoration of the EBITDA calculation for purposes of determining interest limitations, to drive a reduction in our cash taxes.

(10)Stockholders’ Equity

Omnibus Incentive Compensation Plan. As of September 27, 2025, 4,080,173 shares of common stock remained available for grant under the Omnibus Plan. See Note 16, “Share-Based Payments.”

(11)	Pension Benefits

Company-Sponsored Defined Benefit Pension Plans. As of September 27, 2025, we had four company-sponsored defined benefit pension plans covering approximately 22% of our employees. Three of these defined benefit pension plans are for the benefit of certain of our union employees and one is for the benefit of salaried and certain hourly employees. The benefits in the salaried and hourly plan are based on each employee’s years of service and compensation, as defined. Newly hired employees are no longer eligible to participate in any of our four company-sponsored defined benefit pension plans. Net periodic pension (benefit) cost for our four company-sponsored defined benefit pension plans for the third quarter and first three quarters of 2025 and 2024 includes the following components (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
Service cost—benefits earned during the period	$1,068	$1,269	$3,234	$3,824
Interest cost on projected benefit obligation	2,049	1,901	6,160	5,699
Expected return on plan assets	(3,134)	(2,931)	(9,403)	(8,792)
Amortization of unrecognized gain	(116)	(15)	(306)	(40)
Net periodic pension (benefit) cost	$(133)	$224	$(315)	$691

During the first three quarters of 2025 and 2024, we did not make any contributions to our company-sponsored defined benefit pension plans. During the remainder of fiscal 2025, we expect to make approximately $2.5 million of contributions.

Multi-Employer Defined Benefit Pension Plan. In connection with the closure and sale of our Portland, Maine manufacturing facility, we withdrew from participation in a multi-employer defined benefit pension plan during the fourth quarter of 2021. As a result, we are required to make monthly withdrawal liability payments to the plan over 20 years. These payments amount to approximately $0.9 million on an annual basis beginning March 1, 2022. As of September 27, 2025, the present value of the remaining payments amounting to $11.9 million is reflected as a liability on our unaudited consolidated balance sheet.

(12)	Leases

Operating Leases and Finance Lease. We determine whether an arrangement is a lease at inception. We have operating leases and had a finance lease for certain of our manufacturing facilities, distribution centers, warehouse and storage facilities, machinery and equipment, and office equipment. Our leases have remaining lease terms of one year to seven years, some of which include options to extend the lease term for up to ten years, and some of which include options to terminate the lease within one year. We consider these options in determining the lease term used to establish

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

our right-of-use assets and lease liabilities. During the third quarter of 2025, we made the final payment related to our only finance lease. As of September 27, 2025 we no longer have any finance lease right-of-use assets or finance lease liabilities remaining on our consolidated balance sheet.

Operating leases and a finance lease are included in the accompanying unaudited consolidated balance sheets in the following line items (in thousands):

	September 27,	December 28,
	2025	2024
Right-of-use assets:
Operating lease right-of-use assets	$46,539	$55,431
Finance lease right-of-use assets	—	773
Total lease right-of-use assets	$46,539	$56,204

Operating lease liabilities:
Current portion of operating lease liabilities	$13,954	$17,963
Long-term operating lease liabilities, net of current portion	32,458	37,697
Total operating lease liabilities	$46,412	$55,660

Finance lease liabilities:
Current portion of finance lease liabilities	$—	$726
Long-term finance lease liabilities, net of current portion	—	—
Total finance lease liabilities	$—	$726

During the second quarter of 2025, we entered into an operating lease agreement for new corporate headquarters in Parsippany, New Jersey. The lease has not yet commenced and therefore the operating lease right-of-use assets and the operating lease liabilities are not recorded on our unaudited consolidated balance sheet as of September 27, 2025. This operating lease is expected to commence during the fourth quarter of 2025 or the first quarter of 2026, with a lease term of 15.75 years and total undiscounted lease payments of $26.9 million.

The following table shows supplemental information related to leases (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$5,149	$4,931	$15,353	$14,832
Cash paid for amounts included in the measurement of finance lease liabilities	$183	$275	$732	$824

The components of operating lease costs were as follows:
Cost of goods sold	$3,359	$3,246	$9,878	$9,307
Selling, general and administrative expenses	1,708	1,711	5,126	5,130
Total operating lease costs	$5,067	$4,957	$15,004	$14,437

The components of finance lease costs were as follows:
Depreciation of finance right-of-use assets	$245	$265	$773	$794
Interest on finance lease liabilities	1	6	6	24
Total finance lease costs	$246	$271	$779	$818

Total net lease costs	$5,313	$5,228	$15,783	$15,255

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Total rent expense was $5.4 million, including the operating lease costs of $5.1 million stated above, for the third quarter of 2025 and $16.1 million, including the operating lease costs of $15.0 million stated above, for the first three quarters of 2025. Total rent expense was $5.2 million, including the operating lease costs of $5.0 million stated above, for the third quarter of 2024 and $15.4 million, including the operating lease costs of $14.4 million stated above, for the first three quarters of 2024.

Because our operating and finance leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We have lease agreements that contain both lease and non-lease components. With the exception of our real estate leases, we account for our leases as a single lease component.

The following table shows the weighted average lease term and weighted average discount rate for our ROU assets:

	September 27,	December 28,
	2025	2024
Weighted average remaining lease term (years)
Operating leases	4.9	4.3
Finance lease	—	0.7
Weighted average discount rate
Operating leases	4.04%	3.77%
Finance lease	—	2.30%

As of September 27, 2025, the maturities of lease liabilities were as follows (in thousands):

	Operating Leases	Finance Lease	Total Maturities of Lease Liabilities
Fiscal year:
2025 remaining	$4,602	$—	$4,602
2026	14,203	—	14,203
2027	10,183	—	10,183
2028	8,729	—	8,729
2029	4,138	—	4,138
Thereafter	9,868	—	9,868
Total undiscounted future minimum lease payments	51,723	—	51,723
Less: Imputed interest	(5,311)	—	(5,311)
Total present value of future lease liabilities	$46,412	$—	$46,412

(13)	Commitments and Contingencies

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

Environmental. We are subject to environmental laws and regulations in the normal course of business. We did not make any material expenditures during the first three quarters of 2025 or 2024 in order to comply with environmental laws and regulations. Based on our experience to date, management believes that the future cost of compliance with existing environmental laws and regulations (and liability for any known environmental conditions) will not have a material adverse effect on our consolidated financial position, results of operations or liquidity. However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

Collective Bargaining Agreements. As of September 27, 2025, 1,132 of our 2,443 employees, or approximately 46.3%, were covered by collective bargaining agreements.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

As of the date of this report, only two of our collective bargaining agreements are scheduled to expire in the next twelve months. The collective bargaining agreement for our Stoughton, Wisconsin facility, which covers approximately 61 employees, is scheduled to expire on March 26, 2026, and the collective bargaining agreement for our Roseland, New Jersey facility, which covers approximately 49 employees, is scheduled to expire on March 31, 2026.

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

Basic (loss) earnings per share is calculated by dividing net (loss) income by the weighted average number of shares of common stock outstanding. Diluted (loss) earnings per share is calculated by dividing net (loss) income by the weighted average number of shares of common stock outstanding plus all additional shares of common stock that would have been outstanding if potentially dilutive shares of common stock had been issued upon the exercise of stock options or in connection with performance shares that may be earned under long-term incentive awards as of the grant date, in the case of the stock options, and as of the beginning of the period, in the case of the performance shares, using the treasury stock method. For the third quarter of 2024, there were 1,817,018 shares of common stock issuable upon the exercise of stock options excluded from the calculation of diluted weighted average shares outstanding because the effect would have been antidilutive. During periods in which we report a net loss, diluted loss per share is the same as loss per share because potentially dilutive shares of common stock are not assumed to have been issued because their effect would have been antidilutive.

The table below shows weighted average common shares outstanding for the third quarter and first three quarters of 2025 and the third quarter and first three quarters of 2024, respectively:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
Weighted average common shares outstanding:
Basic	79,993,674	79,163,886	79,674,856	78,964,848
Net effect of potentially dilutive share-based compensation awards(1)	—	239,834	—	—
Diluted	79,993,674	79,403,720	79,674,856	78,964,848

(1)	For the third quarter and the first three quarters of 2025, and the first three quarters of 2024, there are no potentially dilutive share-based compensation awards included in the calculation of diluted weighted average common shares outstanding, as their effect would have been antidilutive.

(15)	Business and Credit Concentrations and Geographic Information

Our exposure to credit loss in the event of non-payment of accounts receivable by customers is estimated in the amount of the allowance for doubtful accounts. We perform ongoing credit evaluations of the financial condition of our customers. Our top ten customers accounted for approximately 63.5% and 62.6% of consolidated net sales for the first three quarters of 2025 and 2024, respectively. Other than Walmart, which accounted for approximately 31.1% and 30.5% of our consolidated net sales for the first three quarters of 2025 and 2024, respectively, no single customer accounted for more than 10.0% of our consolidated net sales for the first three quarters of 2025 or 2024. Walmart is a customer for all four of our operating segments.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Our top ten customers accounted for approximately 64.4% and 68.2% of our consolidated trade accounts receivables as of September 27, 2025 and December 28, 2024, respectively. Other than Walmart, which accounted for approximately 32.3% and 36.0% of our consolidated trade accounts receivables as of September 27, 2025 and December 28, 2024, no single customer accounted for more than 10.0% of our consolidated trade accounts receivables.

As of September 27, 2025, we do not believe we have any significant concentration of credit risk with respect to our consolidated trade accounts receivables with any single customer whose failure or nonperformance would materially affect our results other than as described above with respect to Walmart.

During each of the first three quarters of 2025 and 2024, our sales to customers in foreign countries represented approximately 9.1% of net sales. Our foreign sales are primarily to customers in Canada.

Our long-lived assets (including right-of-use assets and net property, plant and equipment) located outside of the United States represented approximately 7.3% and 7.1% of our total long-lived assets as of September 27, 2025 and December 28, 2024, respectively.

(16)	Share-Based Payments

The following table details our stock option activity for the first three quarters of fiscal 2025 (dollars in thousands, except per share data):

		Weighted	Weighted Average
		Average	Contractual Life	Aggregate
	Options	Exercise Price	Remaining (Years)	Intrinsic Value
Outstanding at December 28, 2024	1,773,573	$24.35	6.70	$—
Granted	398,647	$4.15
Exercised	—	$—
Forfeited	—	$—
Expired	(44,576)	$29.91
Outstanding at September 27, 2025	2,127,644	$20.45	6.77	$108
Exercisable at September 27, 2025	828,997	$28.33	4.72	$—

The fair value of the options was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following assumptions. Expected volatility was based on both historical and implied volatilities of our common stock over the estimated expected term of the award. The expected term of the options granted represents the period of time that options were expected to be outstanding and is generally based on the “simplified method” in accordance with accounting guidance. We generally utilize the simplified method to determine the expected term of the options as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The risk-free interest rate for the expected term of options is based on the U.S. Treasury implied yield at the date of grant. The assumptions used in the Black-Scholes option-pricing model for options granted during the first three quarters of 2025 and 2024 were as follows:

	2025	2024
Weighted average grant date fair value	$0.41	$2.32
Expected volatility	53.77%	48.19%
Expected term	5.5 years	5.5 years
Risk-free interest rate	4.1%	4.4%
Dividend yield	18.3%	7.9%

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The following table details the activity in our performance share long-term incentive awards (LTIAs) for the first three quarters of 2025:

		Weighted Average
	Number of	Grant Date Fair Value
	Performance Shares(1)	(per share)(2)
Outstanding at December 28, 2024	2,684,106	$12.03
Granted	2,321,319	$4.44
Vested	—	$—
Forfeited	(627,314)	$14.21
Outstanding at September 27, 2025	4,378,111	$7.69
(1)	Solely for purposes of this table, the number of performance shares is based on the participants earning the maximum number of performance shares (i.e., 233.333% or 300%, as applicable, of the target number of performance shares).
(2)	The fair value of the awards was determined based upon the closing price of our common stock on the applicable measurement dates (i.e., the deemed grant dates for accounting purposes), reduced by the present value of expected dividends using the risk-free interest-rate, as the award holders are not entitled to dividends or dividend equivalents during the vesting period.

The following table details the activity in our restricted stock for the first three quarters of 2025:

		Weighted Average
	Number of Shares	Grant Date Fair Value
	of Restricted Stock	(per share)(1)
Outstanding at December 28, 2024	689,137	$12.86
Granted	767,569	$6.60
Vested	(390,582)	$12.22
Forfeited	(10,454)	$9.91
Outstanding at September 27, 2025	1,055,670	$8.58
(1)	The fair value of the awards was determined based upon the closing price of our common stock on the applicable measurement dates (i.e., the deemed grant dates for accounting purposes).

The following table details the number of shares of common stock issued by our company during the third quarter and first three quarters of 2025 and 2024 upon the vesting of performance share LTIAs, the exercise of stock options, the issuance of restricted stock and other share-based compensation net of cancellations:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
Number of performance shares vested	—	—	—	—
Shares withheld for tax withholding	—	—	—	—
Shares of common stock issued for performance share LTIAs	—	—	—	—
Shares of common stock issued to non-employee directors for annual equity grants	—	—	222,003	116,532
Shares of restricted common stock issued to employees	—	—	767,569	479,746
Shares of restricted stock withheld and cancelled for tax withholding upon vesting	(35,057)	—	(146,868)	(54,668)
Shares of restricted stock cancelled upon forfeiture	(3,218)	—	(10,454)	(2,143)
Net shares of common stock issued	(38,275)	—	832,250	539,467

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The following table sets forth the compensation expense recognized for share-based payments (performance share LTIAs, restricted stock, stock options, non-employee director stock grants and other share-based payments) during the third quarter and first three quarters of 2025 and 2024 and where that expense is reflected in our consolidated statements of operations (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27,	September 28,	September 27,	September 28,
Consolidated Statements of Operations Location	2025	2024	2025	2024
Compensation expense included in cost of goods sold	$409	$294	$1,233	$755
Compensation expense included in selling, general and administrative expenses	3,641	2,106	9,371	6,040
Total compensation expense for share-based payments	$4,050	$2,400	$10,604	$6,795

As of September 27, 2025, there was $5.9 million of unrecognized compensation expense related to performance share LTIAs, which is expected to be recognized over the next 2.3 years, $6.1 million of unrecognized compensation expense related to restricted stock, which is expected to be recognized over the next 2.5 years, and $1.2 million of unrecognized compensation expense related to stock options, which is expected to be recognized over the next 2.3 years.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Our reportable segment results were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
Segment net sales:
Specialty	$150,526	$160,991	$419,785	$462,344
Meals	109,966	111,582	320,187	339,502
Frozen & Vegetables	77,398	89,181	259,506	285,648
Spices & Flavor Solutions	101,414	99,319	289,653	293,392
Total segment net sales	439,304	461,073	1,289,131	1,380,886

Segment adjusted expenses:
Specialty	112,802	119,680	315,891	352,153
Meals	86,087	88,329	245,589	266,709
Frozen & Vegetables	73,223	88,022	259,534	272,851
Spices & Flavor Solutions	75,015	70,810	212,866	208,567
Total segment adjusted expenses	347,127	366,841	1,033,880	1,100,280

Segment adjusted EBITDA:
Specialty	37,724	41,311	103,894	110,191
Meals	23,879	23,253	74,598	72,793
Frozen & Vegetables	4,175	1,159	(28)	12,797
Spices & Flavor Solutions	26,399	28,509	76,787	84,825
Total segment adjusted EBITDA	$92,177	$94,232	$255,251	$280,606

Unallocated corporate expenses	$21,770	$23,863	$67,726	$71,272
Depreciation and amortization	16,570	17,157	50,124	51,709
Acquisition/divestiture-related and non-recurring expenses	3,321	919	11,022	4,289
Impairment of goodwill	—	—	—	70,580
Impairment of intangible assets	26,000	—	26,000	—
Impairment of property, plant and equipment, net	—	—	2,994	—
(Gain) loss on sales of assets	(15,513)	—	(2,867)	135
Impairment of assets held for sale	27,800	—	27,800	—
Interest expense, net	37,297	42,166	110,835	117,799
Income tax (benefit) expense	(5,926)	2,663	(10,304)	(6,341)
Net (loss) income	$(19,142)	$7,464	$(28,079)	$(28,837)

(18)Assets Held for Sale

During the third quarter of 2025, we reclassified $75.6 million of inventories, $6.3 million of indefinite-lived trademark intangible assets and $3.1 million of finite-lived customer relationship intangible assets related to our Green Giant and Le Sieur frozen and shelf-stable business in Canada within our Frozen & Vegetables reporting unit to assets held for sale as of the end of the third quarter of 2025. We then measured the assets held for sale at the lower of their carrying value or fair value less the estimated costs to sell, and recorded pre-tax, non-cash impairment charges of $27.8 million during the third quarter of 2025.

The following table sets forth the assets held for sale at September 27, 2025 relating to Green Giant Canada (in thousands):

September 27, 2025
Inventories	$75,635
Trademarks - indefinite-lived intangible assets	6,292
Customer relationships - finite-lived intangible assets	3,124
Assets held for sale before impairments	85,051
Impairments of assets held for sale	(27,800)
Assets held for sale	$57,251

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(19)	Subsequent Event

Agreement to Sell Green Giant Canada; Possible Divestiture of Remaining Frozen & Vegetables Assets. On October 24, 2025, we entered into an agreement to sell our Green Giant and Le Sieur frozen and shelf-stable product lines in Canada to Nortera Foods Inc. for a purchase price equal to the inventory value (as defined in the sale agreement) of the inventory transferred at closing plus $5.0 million. Had the purchase price been determined at September 27, 2025, the purchase price would have been approximately $60.0 million. The actual purchase price will increase or decrease from that amount based upon changes in inventory prior to the closing. We expect the sale to close during the fourth quarter of 2025 or the first quarter of 2026, subject to regulatory approval in Canada and the satisfaction of customary closing conditions. We refer to this pending sale as the “Green Giant Canada divestiture.” See Note 18, “Assets Held for Sale” for a discussion of non-cash impairment charges that we recorded during the third quarter of 2025 relating to the Green Giant Canada divestiture.

We are also continuing to evaluate and pursue a possible divestiture of some or all of the remaining assets in our Frozen & Vegetables business unit, either in a single transaction or in a series of transactions, and expect that some or all of such remaining assets may be reclassified as assets held for sale as early as the fourth quarter of 2025. In connection with the potential reclassification of the remaining assets of the Frozen & Vegetables business unit, we believe it is reasonably possible that we may recognize additional non-cash losses and impairments in the aggregate ranging from $125.0 million to $175.0 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Forward-Looking Statements” before Part I of this report and elsewhere in this report. The following discussion should be read in conjunction with the unaudited consolidated interim financial statements and related notes for the thirteen and thirty-nine weeks ended September 27, 2025 (third quarter and first three quarters of 2025) included elsewhere in this report and the audited consolidated financial statements and related notes for the fiscal year ended December 28, 2024 (fiscal 2024) included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 25, 2025 (which we refer to as our 2024 Annual Report on Form 10-K).

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

On October 24, 2025, we entered into an agreement to sell our Green Giant and Le Sieur frozen and shelf-stable product lines in Canada, which we refer to as “Green Giant Canada.” We expect the sale to close during the fourth quarter of 2025 or the first quarter of 2026, subject to regulatory approval in Canada and the satisfaction of customary closing conditions. We refer to this pending sale as the “Green Giant Canada divestiture.” We are also continuing to evaluate and pursue a possible divestiture of some or all of the remaining assets in our Frozen & Vegetables business unit, either in a single transaction or in a series of transactions. The Green Giant Canada divestiture, if completed, and any divestiture of some or all of the remaining Frozen & Vegetables business unit, will affect comparability between periods. See Note 18, “Assets Held for Sale” and Note 19, “Subsequent Event.”

We are subject to a number of challenges that may adversely affect our businesses. These challenges, which are discussed below and under the heading “Forward-Looking Statements,” include:

Fluctuations in Commodity Prices and Production and Distribution Costs. We purchase raw materials, including agricultural products, oils, meat, poultry, ingredients and packaging materials from growers, commodity processors, other food companies and packaging suppliers located in the U.S. and foreign locations. Raw materials and other input costs, such as fuel and transportation, are subject to fluctuations in price attributable to a number of factors, including climate and weather conditions, supply chain disruptions (including raw material shortages), labor shortages, wars and pandemics. Fluctuations in commodity prices can lead to retail price volatility and intensive price competition, and can influence consumer and trade buying patterns. The cost of raw materials, fuel, labor, distribution and other costs related to our operations can increase from time to time significantly and unexpectedly.

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

We experienced material net cost increases for raw materials during the last several years due to a number of factors. Raw material costs remained elevated in fiscal 2024 and the first three quarters of 2025 and we anticipate that certain raw material costs will remain elevated during the remainder of fiscal 2025 and fiscal 2026. We are currently locked into our supply and prices for a majority of our most significant raw material commodities through at least the end of fiscal 2025.

In recent years, we have been negatively impacted by industry-wide increases in the cost of distribution, primarily driven by increased freight rates. We attempt to offset all or a portion of these increases through list price increases, trade spend reductions and cost savings initiatives. Although freight rates began to moderate in 2023, freight rates remained elevated during fiscal 2024 and the first three quarters of 2025, and we expect freight rates to remain elevated during the remainder of fiscal 2025 and fiscal 2026.

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

Trade and Regulatory Uncertainty. On February 1, 2025, the White House announced the imposition of tariffs of up to 25% on imports from Canada and Mexico and 10% on imports from China, and those countries subsequently announced retaliatory tariffs in response. Although the imposition of such tariffs has to a large extent been at least temporarily paused in the case of Canada and Mexico, tariffs on imports from China increased to as high as 145% and are now at 47%, and the Trump Administration has imposed tariffs on other countries throughout the globe. The situation remains dynamic, rapidly evolving and uncertain. The U.S. has also reinstated full 25% tariffs on steel imports and increased tariffs on aluminum imports to 25%.

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

Fluctuations in Currency Exchange Rates. Our foreign sales are primarily to customers in Canada. Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars. During the first three quarters of 2025 and 2024, our net sales to customers in foreign countries represented approximately 9.1% of our total net sales. We also purchase certain raw materials from foreign suppliers. For example, we purchase a significant majority of our maple syrup requirements from suppliers in Québec, Canada. These purchases are made in Canadian dollars. A weakening of the U.S. dollar against the Canadian dollar would significantly increase our costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar. These increased costs would not be fully offset by the positive impact the change in the relative strength of the Canadian dollar versus the U.S. dollar would have on our net sales in Canada. Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars, with one exception being certain purchases of raw materials in Mexico that are denominated in Mexican pesos.

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

Results of Operations

The following table sets forth the percentages of net sales represented by selected items for the third quarter and first three quarters of 2025 and 2024 reflected in our consolidated statements of operations. The comparisons of financial results are not necessarily indicative of future results:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	77.5%	77.8%	78.6%	78.0%
Gross profit	22.5%	22.2%	21.4%	22.0%

Operating expenses:
Selling, general and administrative expenses	10.2%	10.0%	10.9%	10.0%
Amortization expense	1.2%	1.1%	1.2%	1.1%
Impairment of goodwill	—%	—%	—%	5.1%
Impairment of intangible assets	5.8%	—%	2.0%	—%
Gain on sales of assets	(3.5)%	—%	(0.2)%	—%
Impairment of assets held for sale	6.3%	—%	2.2%	—%
Operating income	2.5%	11.1%	5.3%	5.8%

Other expenses (income):
Interest expense, net	8.5%	9.1%	8.6%	8.5%
Other income	(0.3)%	(0.2)%	(0.3)%	(0.2)%
(Loss) income before income tax (benefit) expense	(5.7)%	2.2%	(3.0)%	(2.5)%
Income tax (benefit) expense	(1.3)%	0.6%	(0.8)%	(0.5)%
Net (loss) income	(4.4)%	1.6%	(2.2)%	(2.0)%

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

Impairment of Intangible Assets. Impairment of intangible assets includes pre-tax, non-cash impairment charges to indefinite-lived intangible trademark assets.

Impairment of Assets Held for Sale. Impairment of assets held for sale includes pre-tax, non-cash impairment charges to assets held for sale for Green Giant Canada.

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

A reconciliation of net sales to base business net sales for the third quarter and first three quarters of 2025 and 2024 follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
Net sales	$439,304	$461,073	$1,289,131	$1,380,886
Net sales from discontinued or divested brands(1)	(2,329)	(12,169)	(22,633)	(35,093)
Base business net sales	$436,975	$448,904	$1,266,498	$1,345,793
(1)	For the third quarter and first three quarters of 2024, reflects net sales of the Le Sueur U.S. shelf-stable vegetable brand, which was divested on August 1, 2025, net sales of the Don Pepino and Sclafani brands, which were divested on May 23, 2025, and a net credit paid to customers relating to other discontinued and divested brands. For the third quarter of 2025, reflects net sales of the Le Sueur U.S. shelf-stable vegetable brand through the date of the divestiture. For the first three quarters of 2025, reflects net sales of the Le Sueur U.S. shelf-stable vegetable brand and the Don Pepino and Sclafani brands through the applicable dates of the divestitures.

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

Reconciliations of net (loss) income and net cash provided by (used in) operating activities to EBITDA and adjusted EBITDA for the third quarter and first three quarters of 2025 and 2024 along with the components of EBITDA and adjusted EBITDA follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
Net (loss) income	$(19,142)	$7,464	$(28,079)	$(28,837)
Income tax (benefit) expense	(5,926)	2,663	(10,304)	(6,341)
Interest expense, net(1) (2) (3)	37,297	42,166	110,835	117,799
Depreciation and amortization	16,570	17,157	50,124	51,709
EBITDA	28,799	69,450	122,576	134,330
Acquisition/divestiture-related and non-recurring expenses(4)	3,321	919	11,022	4,289
Impairment of goodwill(5)	—	—	—	70,580
Impairment of intangible assets(6)	26,000	—	26,000	—
(Gain) loss on sales of assets(7)	(15,513)	—	(2,867)	135
Impairment of property, plant and equipment(8)	—	—	2,994	—
Impairment of assets held for sale(9)	27,800	—	27,800	—
Adjusted EBITDA	$70,407	$70,369	$187,525	$209,334

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
Net cash provided by (used in) operating activities	$(64,618)	$4,156	$5,950	$50,566
Income tax (benefit) expense	(5,926)	2,663	(10,304)	(6,341)
Interest expense, net(1) (2) (3)	37,297	42,166	110,835	117,799
Impairment of goodwill(5)	—	—	—	(70,580)
Impairment of intangible assets(6)	(26,000)	—	(26,000)	—
Gain (loss) on extinguishment of debt(1)	681	(1,938)	2,754	(1,938)
Loss on sales of property, plant and equipment	(126)	—	(1,029)	(123)
Gain (loss) on sales of assets(7)	15,513	—	2,867	(135)
Impairment of property, plant and equipment(8)	—	—	(2,994)	—
Impairment of assets held for sale(9)	(27,800)	—	(27,800)	—
Deferred income taxes	(4,702)	1,810	13,801	16,968
Amortization of deferred debt financing costs and bond discount	(1,782)	(1,329)	(4,937)	(4,537)
Share-based compensation expense	(4,050)	(2,400)	(10,604)	(6,795)
Changes in assets and liabilities, net of effects of business combinations	110,312	24,322	70,037	39,446
EBITDA	28,799	69,450	122,576	134,330
Acquisition/divestiture-related and non-recurring expenses(4)	3,321	919	11,022	4,289
Impairment of goodwill(5)	—	—	—	70,580
Impairment of intangible assets(6)	26,000	—	26,000	—
(Gain) loss on sales of assets(7)	(15,513)	—	(2,867)	135
Impairment of property, plant and equipment(8)	—	—	2,994	—
Impairment of assets held for sale(9)	27,800	—	27,800	—
Adjusted EBITDA	$70,407	$70,369	$187,525	$209,334

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

A reconciliation of net (loss) income to adjusted net income and adjusted diluted earnings per share for the third quarter and first three quarters of 2025 and 2024 along with the components of adjusted net income and adjusted diluted earnings per share follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
Net (loss) income	$(19,142)	$7,464	$(28,079)	$(28,837)
(Gain) loss on extinguishment of debt(1)	(681)	1,938	(2,754)	1,938
Accelerated amortization of deferred debt financing costs(2)	289	—	588	456
Debt financing costs(3)	28	1,140	28	1,140
Acquisition/divestiture-related and non-recurring expenses(4)	3,321	919	11,022	4,289
Impairment of goodwill(5)	—	—	—	70,580
Impairment of intangible assets(6)	26,000	—	26,000	—
(Gain) loss on sales of assets(7)	(15,513)	—	(2,867)	135
Impairment of property, plant and equipment, net(8)	—	—	2,994	—
Impairment of assets held for sale(9)	27,800	—	27,800	—
Tax benefit related to IRC Section 987 and other discrete items and tax true-ups(10)	(299)	(351)	(1,296)	646
Tax effects of non-GAAP adjustments(11)	(10,070)	(979)	(15,366)	(19,240)
Adjusted net income	$11,733	$10,131	$18,070	$31,107
Adjusted diluted earnings per share	$0.15	$0.13	$0.23	$0.39
(1)	Net interest expense for the third quarter and first three quarters of 2025 was reduced by $0.5 million and $2.3 million, respectively, as a result of gains on extinguishment of debt related to our repurchases of $20.0 million aggregate principal amount and $40.7 million aggregate principal amount, respectively, of our 5.25% senior notes due 2027 in open market purchases during the third quarter and first three quarters of 2025 at discounted repurchase prices, which resulted in pre-tax gains of $0.8 million and $2.9 million, respectively, partially offset by the accelerated amortization of deferred debt financing costs of $0.3 million and $0.6 million, respectively, described in footnote (2) below, for the third quarter and first three quarters of 2025.

Net interest expense for the third quarter and first three quarters of 2024 includes a loss on extinguishment of debt of $1.9 million, which consists of $1.3 million related to the refinancing of tranche B term loans and $0.6 million related to the refinancing of revolving credit loans.

(2)	Net interest expense for the third quarter and first three quarters of 2025 includes the accelerated amortization of deferred debt financing costs of $0.3 million (or $0.2 million, net of tax) and $0.6 million (or $0.4 million, net of tax), respectively, resulting from our repurchases of 5.25% senior notes due 2027 described in footnote (1) above.

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

(3)	Debt financing costs for the third quarter and first three quarters of 2024 and 2025 reflects the portion of debt financing costs incurred in connection with the refinancing of our senior secured credit facility that is included in net interest expense for the third quarter and first three quarters of 2024 and 2025. Of the $1.1 million included in net interest expense for the third quarter and first three quarters of 2024, $0.4 million relates to the refinancing of tranche B term loans and $0.7 million relates to the refinancing of revolving credit loans.
(4)	Acquisition/divestiture-related and non-recurring expenses primarily include acquisition, integration and divestiture-related expenses for prior and potential future acquisitions and divestitures, and non-recurring expenses.
(5)	In connection with our transition from one reportable segment to four reportable segments during the first quarter of 2024, we reassigned assets and liabilities, including goodwill, between four reporting units (which are the same as our reportable segments). We completed a goodwill impairment test, both prior to and subsequent to the change in reporting structure, comparing the fair values of the reporting units to the carrying values. The goodwill impairment test resulted in us recognizing pre-tax, non-cash goodwill impairment charges of $70.6 million (or $53.4 million, net of tax) within our Frozen & Vegetables reporting unit during the first quarter of 2024. See Note 5, “Goodwill and Other Intangible Assets,” and Note 17, “Business Segment Information,” to our unaudited consolidated interim financial statements in Part I, Item I of this report.
(6)	During the third quarter of 2025, we recorded pre-tax, non-cash impairment charges of $26.0 million (or $19.6 million, net of tax) related to indefinite-lived intangible trademark assets for the Victoria and McCann’s brands.
(7)	During the first three quarters of 2025, we recognized a net gain on sale of assets of $2.9 million (or $2.1 million, net of tax), which includes a gain on sale of $15.5 million (or $11.6 million, net of tax) for the Le Sueur U.S. divestiture during the third quarter of 2025 and a loss on sale of $12.6 million (or $9.5 million, net of tax) for the Don Pepino divestiture during the second quarter of 2025. See Note 3, “Acquisitions and Divestitures,” to our unaudited consolidated interim financial statements in Part I, Item I of this report.
(8)	During the first quarter of 2025, we recorded pre-tax, non-cash impairment charges of $3.0 million related to property, plant and equipment.
(9)	During the third quarter of 2025, we reclassified $75.6 million of inventories, $6.3 million of indefinite-lived trademark intangible assets and $3.1 million of finite-lived customer relationship intangible assets related to Green Giant Canada within the Frozen & Vegetables business unit to assets held for sale as of the end of the third quarter of 2025. We then measured the assets held for sale at the lower of their carrying value or fair value less the estimated costs to sell, and recorded pre-tax non-cash impairment charges of $27.8 million (or $21.0 million, net of tax) during the third quarter of 2025.
(10)	During the first three quarters of 2025, we recorded a net discrete tax benefit of $1.3 million. During the first quarter of 2025, we recorded a net discrete tax benefit of $1.4 million, primarily related to a discrete tax benefit of $2.1 million for the tax effect of a pre-transition loss related to Section 987 of the Internal Revenue Code of 1986 for the cumulative unrecognized foreign exchange loss relating to our primary operating subsidiary in Canada, which is a qualified business unit for purposes of Section 987, partially offset by discrete tax expenses of $0.7 million related to stock-based compensation and rate changes. During the second quarter of 2025, we recorded other net discrete tax expenses of $0.4 million. During the third quarter of 2025, we recorded other net discrete tax benefits of $0.3 million.

Tax true-up for the third quarter and first three quarters of 2024 relates to return to tax provision adjustments in the U.S., Mexico and Canada.

(11)	Represents the tax effects of the non-GAAP adjustments listed above, assuming a tax rate of approximately 24.5%.

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

A reconciliation of gross profit to adjusted gross profit and gross profit percentage to adjusted gross profit percentage for the third quarter and first three quarters of 2025 and 2024, respectively, follows (in thousands, except percentages):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
Gross profit	$99,013	$102,345	$276,082	$303,263
Acquisition/divestiture-related expenses and non-recurring expenses included in cost of goods sold(1)	(184)	130	2,422	2,321
Adjusted gross profit	$98,829	$102,475	$278,504	$305,584

Gross profit percentage	22.5%	22.2%	21.4%	22.0%
Acquisition/divestiture-related expenses and non-recurring expenses included in cost of goods sold as a percentage of net sales	0.0%	0.0%	0.2%	0.2%
Adjusted gross profit percentage	22.5%	22.2%	21.6%	22.1%
(1)	Acquisition/divestiture-related expenses and non-recurring expenses included in cost of goods sold primarily include acquisition, integration and divestiture-related expenses for prior and potential future acquisitions and divestitures, and non-recurring expenses.

Third quarter of 2025 compared to the third quarter of 2024

Net Sales. Net sales for the third quarter of 2025 decreased $21.8 million, or 4.7%, to $439.3 million from $461.1 million for the third quarter of 2024. The decrease was primarily attributable to a decrease in volume and the negative impact of foreign currency, partially offset by an increase in net pricing and the impact of product mix.

Base business net sales for the third quarter of 2025 decreased $11.9 million, or 2.7%, to $437.0 million from $448.9 million for the third quarter of 2024. The decrease in base business net sales was driven by a decrease in volume of $12.9 million, or 2.9% of base business net sales, and the negative impact of foreign currency of $0.3 million, partially offset by an increase in net pricing and the impact of product mix of $1.3 million, or 0.3% of base business net sales.

Gross Profit. Gross profit was $99.0 million for the third quarter of 2025, or 22.5% of net sales. Adjusted gross profit was $98.8 million, or 22.5% of net sales. Gross profit was $102.3 million for the third quarter of 2024, or 22.2% of net sales. Adjusted gross profit was $102.4 million, or 22.2% of net sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $1.4 million, or 3.0%, to $44.6 million for the third quarter of 2025 from $46.0 million for the third quarter of 2024. The decrease was composed of decreases in consumer marketing expenses of $1.8 million, general and administrative expenses of $0.6 million, warehousing expenses of $0.5 million and selling expenses of $0.3 million, partially offset by an increase in acquisition/divestiture-related and non-recurring expenses of $1.8 million. Expressed as a percentage of net sales, selling, general and administrative expenses increased by 0.2 percentage points to 10.2% for the third quarter of 2025, as compared to 10.0% for the third quarter of 2024.

Amortization Expense. Amortization expense remained flat at $5.1 million for each of the third quarter of 2025 and the third quarter of 2024.

Impairment of Intangible Assets. During the third quarter of 2025, we recorded pre-tax, non-cash impairment charges of $26.0 million related to indefinite-lived intangible trademark assets for the Victoria and McCann’s brands.

Gain on Sale of Assets. During the third quarter of 2025, we completed the Le Sueur U.S. divestiture and recognized a gain on sale of $15.5 million.

Impairment of Assets Held for Sale. During the third quarter of 2025, we reclassified $75.6 million of inventories, $6.3 million of indefinite-lived trademark intangible assets and $3.1 million of finite-lived customer relationship intangible assets related to Green Giant Canada within the Frozen & Vegetables business unit to assets held for sale as of the end of the third quarter of 2025. We then measured the assets held for sale at the lower of their carrying value or fair value less the estimated costs to sell, and recorded pre-tax non-cash impairment charges of $27.8 million during the third quarter of 2025.

Operating Income. As a result of the foregoing, operating income decreased $40.2 million, or 78.5%, to $11.0 million for the third quarter of 2025 from $51.2 million for the third quarter of 2024. Operating income expressed as a percentage of net sales decreased to 2.5% in the third quarter of 2025 from 11.1% in the third quarter of 2024.

Net Interest Expense. Net interest expense decreased $4.9 million, or 11.5%, to $37.3 million for the third quarter of 2025 from $42.2 million for the third quarter of 2024. The decrease was primarily attributable to a reduction in average long-term debt outstanding during the third quarter of 2025 compared to the third quarter of 2024, lower interest rates on our variable rate borrowings during the third quarter of 2025 compared to the third quarter of 2024, and a net gain on extinguishment of debt of $0.5 million during the third quarter of 2025, compared to a loss on extinguishment of debt of $1.9 million during the third quarter of 2024.

Other Income. Other income for the third quarter of 2025 and 2024 includes the non-service portion of net periodic pension cost and net periodic post-retirement benefit costs of $1.2 million and $1.0 million, respectively.

Income Tax (Benefit) Expense. Income tax benefit increased $8.6 million to an income tax benefit of $5.9 million for the third quarter of 2025 from an income tax expense of $2.7 million for the third quarter of 2024. Our effective tax rate was 23.6% for the third quarter of 2025 and 26.3% for the third quarter of 2024.

During the third quarter of 2025, we recorded a net discrete tax benefit of $9.6 million, comprised of a discrete tax benefit of $13.2 million due to the tax impact of the impairment of indefinite-lived intangible trademark assets for the Victoria and McCann’s brands and the impairment of assets held for sale for Green Giant Canada within the Frozen & Vegetables business unit and other net discrete tax benefits of $0.3 million, partially offset by a discrete tax expense of $3.9 million related to the gain on the Le Sueur U.S. divestiture.

First three quarters of 2025 compared to the first three quarters of 2024

Net Sales. Net sales for the first three quarters of 2025 decreased $91.8 million, or 6.6%, to $1,289.1 million from $1,380.9 million for the first three quarters of 2024. The decrease was primarily attributable to a decrease in volume, a decrease in net pricing and the impact of product mix, and the negative impact of foreign currency.

Base business net sales for the first three quarters of 2025 decreased $79.3 million, or 5.9%, to $1,266.5 million from $1,345.8 million for the first three quarters of 2024. The decrease in base business net sales was driven by a decrease in volume of $68.2 million, or 5.1% of base business net sales, a decrease in net pricing and the impact of product mix of $8.3 million, or 0.6% of base business net sales, and the negative impact of foreign currency of $2.8 million.

Gross Profit. Gross profit was $276.1 million for the first three quarters of 2025, or 21.4% of net sales. Adjusted gross profit was $278.5 million, or 21.6% of net sales. Gross profit was $303.3 million for the first three quarters of 2024, or 22.0% of net sales. Adjusted gross profit was $305.6 million, or 22.1% of net sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3.2 million, or 2.3%, to $140.9 million for the first three quarters of 2025 from $137.7 million for the first three quarters of 2024. The increase was composed of an increase in acquisition/divestiture-related and non-recurring expenses of $8.7 million, partially offset by decreases in consumer marketing expenses of $2.7 million, warehousing expenses of $1.4 million, selling expenses of $1.2 million and general and administrative expenses of $0.2 million. Expressed as a percentage of net sales, selling, general and administrative expenses increased by 0.9 percentage points to 10.9% for the first three quarters of 2025, as compared to 10.0% for the first three quarters of 2024.

Amortization Expense. Amortization expense remained flat at $15.3 million for each of the first three quarters of 2025 and the first three quarters of 2024.

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

Impairment of Intangible Assets. During the third quarter of 2025, we recorded pre-tax, non-cash impairment charges of $26.0 million related to indefinite-lived intangible trademark assets for the Victoria and McCann’s brands.

(Gain) Loss on Sales of Assets. During the first three quarters of 2025, we recognized a net gain on sale of assets of $2.9 million, which includes a gain on sale of $15.5 million for the Le Sueur U.S. divestiture during the third quarter of 2025 and a loss on sale of $12.6 million for the Don Pepino divestiture during the second quarter of 2025.

During the first quarter of 2024, we recorded a post-closing inventory adjustment related to the 2023 Green Giant U.S. shelf-stable divestiture and recorded an additional loss on sale of assets of $0.1 million.

Impairment of Assets Held for Sale. During the third quarter of 2025, we reclassified $75.6 million of inventories, $6.3 million of indefinite-lived trademark intangible assets and $3.1 million of finite-lived customer relationship intangible assets related to Green Giant Canada within the Frozen & Vegetables business unit to assets held for sale as of the end of the third quarter of 2025. We then measured the assets held for sale at the lower of their carrying value or fair value less the estimated costs to sell, and recorded pre-tax non-cash impairment charges of $27.8 million during the third quarter of 2025.

Operating Income. As a result of the foregoing, operating income decreased $10.6 million, or 13.3%, to $68.9 million for the first three quarters of 2025 from $79.5 million for the first three quarters of 2024. Operating income expressed as a percentage of net sales decreased to 5.3% in the first three quarters of 2025 from 5.8% in the first three quarters of 2024.

Net Interest Expense. Net interest expense decreased $7.0 million, or 5.9%, to $110.8 million for the first three quarters of 2025 from $117.8 million for the first three quarters of 2024. The decrease was primarily attributable to a reduction in average long-term debt outstanding during the first three quarters of 2025 compared to the first three quarters of 2024, lower interest rates on our variable rate borrowings during the first three quarters of 2025 compared to the first three quarters of 2024, and a net gain on extinguishment of debt of $2.3 million during the first three quarters of 2025 (as a result of a $2.9 million gain on extinguishment of debt related to our repurchase of $40.7 million aggregate principal amount of our 5.25% senior notes due 2027 for $37.8 million, plus accrued and unpaid interest, partially offset by the accelerated amortization of deferred debt financing costs of $0.6 million), compared to a loss on extinguishment of debt of $1.9 million during the first three quarters of 2024.

Other Income. Other income for the first three quarters of 2025 and 2024 includes the expected return on pension plan assets and the amortization of unrecognized gain less the interest cost on the projected benefit obligation of $3.5 million and $3.1 million, respectively.

Income Tax Benefit. Income tax benefit increased $4.0 million to $10.3 million for the first three quarters of 2025 from $6.3 million for the first three quarters of 2024. Our effective tax rate was 26.8% for the first three quarters of 2025 and 18.0% for the first three quarters of 2024.

During the first three quarters of 2025, we recorded a net discrete tax benefit of $13.7 million. During the first quarter of 2025, we recorded a net discrete tax benefit of $1.4 million, including a discrete tax benefit of $2.1 million for the tax effect of a pre-transition loss related to Section 987 of the Internal Revenue Code of 1986 for the cumulative unrecognized foreign exchange loss relating to our primary operating subsidiary in Canada, which is a qualified business unit for purposes of Section 987, partially offset by a discrete tax expense of $0.7 million related to stock-based compensation and rate changes. During the second quarter of 2025, we recorded a net discrete tax benefit of $2.7 million, including a discrete tax benefit of $3.1 million related to the loss on the Don Pepino divestiture, partially offset by other discrete tax expenses of $0.4 million. During the third quarter of 2025, we recorded a net discrete tax benefit of $9.6 million, including a discrete tax benefit of $13.2 million due to the tax impact of the impairment of indefinite-lived intangible trademark assets for the Victoria and McCann’s brands and the impairment of assets held for sale for Green Giant Canada within the Frozen & Vegetables business unit; and other discrete tax benefits of $0.4 million during the third quarter of 2025; partially offset by a discrete tax expense of $4.0 million, primarily related to the gain on the Le Sueur U.S. divestiture.

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

Specialty Segment Results. Specialty segment results were as follows (dollars in thousands):

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	September 27,	September 28,			September 27,	September 28,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Specialty segment net sales	$150,526	$160,991	$(10,465)	(6.5)%	$419,785	$462,344	$(42,559)	(9.2)%
Specialty segment adjusted expenses	112,802	119,680	(6,878)	(5.7)%	315,891	352,153	(36,262)	(10.3)%
Specialty segment adjusted EBITDA	$37,724	$41,311	$(3,587)	(8.7)%	$103,894	$110,191	$(6,297)	(5.7)%

For the third quarter and first three quarters of 2025, the decrease in Specialty segment net sales was primarily due to decreased volumes across the Specialty business unit in the aggregate and lower net pricing. The decrease in Specialty segment adjusted EBITDA for the third quarter and first three quarters of 2025 was primarily due to the decrease in net sales, which was offset in part by a decrease in raw material costs as a percentage of net sales.

Meals Segment Results. Meals segment results were as follows (dollars in thousands):

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	September 27,	September 28,			September 27,	September 28,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Meals segment net sales	$109,966	$111,582	$(1,616)	(1.4)%	$320,187	$339,502	$(19,315)	(5.7)%
Meals segment adjusted expenses	86,087	88,329	(2,242)	(2.5)%	245,589	266,709	(21,120)	(7.9)%
Meals segment adjusted EBITDA	$23,879	$23,253	$626	2.7%	$74,598	$72,793	$1,805	2.5%

For the third quarter and first three quarters of 2025, the decrease in Meals segment net sales was primarily due to a decrease in volumes across the Meals business unit in the aggregate, partially offset by an increase in net pricing and product mix. The increase in Meals segment adjusted EBITDA in the third quarter and first three quarters of 2025 was primarily due to the increase in net pricing and improved product mix, offset in part by lower net sales volumes.

Frozen & Vegetables Segment Results. Frozen & Vegetables segment results were as follows (dollars in thousands):

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	September 27,	September 28,			September 27,	September 28,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Frozen & Vegetables segment net sales	$77,398	$89,181	$(11,783)	(13.2)%	$259,506	$285,648	$(26,142)	(9.2)%
Frozen & Vegetables segment adjusted expenses	73,223	88,022	(14,799)	(16.8)%	259,534	272,851	(13,317)	(4.9)%
Frozen & Vegetables segment adjusted EBITDA	$4,175	$1,159	$3,016	260.2%	$(28)	$12,797	$(12,825)	(100.2)%

For the third quarter of 2025, the decrease in Frozen & Vegetables segment net sales was primarily due to a decrease in volume and the negative impact of foreign currency, partially offset by an increase in net pricing and product mix. For the first three quarters of 2025, the decrease in Frozen & Vegetables segment net sales was primarily due to a decrease in volume, a decrease in net pricing and the impact of product mix, as well as the negative impact of foreign currency. The increase in Frozen & Vegetables segment adjusted EBITDA for the third quarter of 2025 was primarily due to a decrease in raw material and manufacturing costs and the favorable impact of foreign currency on cost of goods, offset in part by lower net sales. The decrease in Frozen & Vegetables segment adjusted EBITDA for the first three quarters of 2025 was primarily due to a decrease in net sales, increased trade promotions, an increase in raw material and manufacturing costs and the impact of tariffs.

Spices & Flavor Solutions Segment Results. Spices & Flavor Solutions segment results were as follows (dollars in thousands):

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	September 27,	September 28,			September 27,	September 28,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Spices & Flavor Solutions segment net sales	$101,414	$99,319	$2,095	2.1%	$289,653	$293,392	$(3,739)	(1.3)%
Spices & Flavor Solutions segment adjusted expenses	75,015	70,810	4,205	5.9%	212,866	208,567	4,299	2.1%
Spices & Flavor Solutions segment adjusted EBITDA	$26,399	$28,509	$(2,110)	(7.4)%	$76,787	$84,825	$(8,038)	(9.5)%

For the third quarter of 2025, the increase in Spices & Flavor Solutions segment net sales was primarily due to an increase in net pricing and the impact of product mix, partially offset by a decline in volumes across the Spices & Flavor Solutions business unit in the aggregate. For the first three quarters of 2025, the decrease in Spices & Flavor Solutions segment net sales was primarily due to a decline in volumes across the Spices & Flavor Solutions business unit in the aggregate, partially offset by an increase in net pricing and the impact of product mix. The decrease in Spices & Flavor Solutions segment adjusted EBITDA for the third quarter and first three quarters of 2025 was primarily due to a decrease in net sales (in the case of the first three quarters of 2025), the impact of product mix, increases in raw material costs, particularly for garlic and black pepper, and the impact of tariffs.

Unallocated Corporate Items. Unallocated corporate expenses decreased $2.1 million, or 8.8% in the third quarter of 2025 to $21.8 million from $23.9 million for the third quarter of 2024. Unallocated corporate expenses decreased $3.6 million, or 5.0% in the first three quarters of 2025 to $67.7 million from $71.3 million for the first three quarters of 2024.

Net Sales by Brand. The following table sets forth net sales for each of our brands whose net sales for the first three quarters of 2025 or fiscal 2024 equaled or exceeded 3% of our total net sales for those periods, and for all other brands in the aggregate (in thousands):

		Thirteen Weeks Ended		Thirty-nine Weeks Ended
		September 27,	September 28,	September 27,	September 28,
Brand(1):	Business Unit:	2025	2024	2025	2024
Green Giant(2)	Frozen & Vegetables	$77,398	$89,181	$259,506	$285,648
Crisco	Specialty	68,799	72,930	181,292	200,304
Ortega	Meals	32,114	33,678	97,350	103,632
Clabber Girl(3)	Specialty	29,192	29,880	80,712	84,635
Maple Grove Farms of Vermont	Meals	20,534	19,941	60,829	63,289
Cream of Wheat	Meals	16,972	17,465	51,326	55,374
Dash	Spices & Flavor Solutions	13,951	15,066	43,728	46,865
All other brands	All Business Units	180,344	182,932	514,388	541,139
Total		$439,304	$461,073	$1,289,131	$1,380,886

(1)	Net sales for each brand includes branded net sales and, if applicable, any private label and foodservice net sales attributable to the brand.
(2)	Also includes net sales for the Le Sueur brand.
(3)	Includes net sales for multiple brands acquired as part of the Clabber Girl acquisition that we completed on May 15, 2019, including, among others, the Clabber Girl, Rumford, Davis, Hearth Club and Royal brands of retail baking powder, baking soda and corn starch, and the Royal brand of foodservice dessert mixes.

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

Cash Flows

Net Cash Provided by Operating Activities. Net cash provided by operating activities decreased $44.6 million to $6.0 million for the first three quarters of 2025, as compared to $50.6 million for the first three quarters of 2024. The decrease was primarily driven by lower net sales in the first three quarters of 2025 as compared to the first three quarters of 2024, and unfavorable working capital comparisons in the first three quarters of 2025 as compared to the first three quarters of 2024, primarily comprised of inventories and accrued expenses, partially offset by a favorable working capital comparison for trade accounts receivable.

The unfavorable working capital comparison was due in large part to the Le Sueur U.S. divestiture and the timing of our inventory purchases during pack season prior to the closing date of the divestiture, which had negative impact on our net cash provided by operating activities during the third quarter of 2025, but increased the purchase price we received for the Le Sueur U.S. divestiture, which had a positive impact on our net cash provided by investing activities during the quarter.

Net cash provided by operating activities was also negatively impacted by the timing of cash interest payments made during the third quarter of 2025 compared to the third quarter 2024 as a result of the June 2024 refinancing of our 5.25% senior notes due 2025.

Net Cash Provided by (Used in) Investing Activities. Net cash provided by investing activities increased $66.1 million to $47.1 million of cash provided by investing activities for the first three quarters of 2025, as compared to $19.0 million of net cash used in investing activities for the first three quarters of 2024. The increase was primarily attributable to the $59.1 million of proceeds we received from the Le Sueur U.S. divestiture and the $10.6 million of proceeds we received from the Don Pepino divestiture, partially offset by a $4.3 million increase in capital expenditures in the first three quarters of 2025 as compared to the first three quarters of 2024.

Net Cash Used in Financing Activities. Net cash used in financing activities increased $25.9 million to $43.4 million for the first three quarters of 2025, as compared to $17.5 million for the first three quarters of 2024. The increase was primarily driven by a $36.9 million decrease in net cash flows from long-term debt (proceeds of borrowings, net of redemptions, repurchases and repayments), partially offset by a $11.7 million decrease in payments of debt financing costs in the first three quarters of 2025 as compared to the first three quarters of 2024.

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

For the first three quarters of 2025 and 2024, we had net cash provided by operating activities of $6.0 million and $50.6 million, respectively, and distributed as dividends $45.4 million and $45.0 million, respectively. Including the dividend payment that we made in the fourth quarter on October 27, 2025, we paid quarterly dividends of $60.6 million in fiscal 2025. Based upon our current intended dividend rate of $0.76 per share per annum and the current number of outstanding shares, we expect our aggregate dividend payments in fiscal 2026 to be approximately $60.8 million.

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

Future Capital Needs

We are highly leveraged. On September 27, 2025, the aggregate principal amount of our long-term debt (including current portion) of $2,045.3 million, net of our cash and cash equivalents of $60.9 million, was $1,984.4 million. Stockholders’ equity as of that date was $470.7 million.

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

We expect to make capital expenditures of approximately $30.0 million to $35.0 million in the aggregate during fiscal 2025. During the first three quarters of 2025, we made capital expenditures of $25.8 million, of which $22.9 million were paid in cash. Our projected capital expenditures for fiscal 2025 primarily relate to asset sustainability projects, cost savings initiatives, information technology (hardware and software), including cybersecurity, and environmental compliance.

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

The following tables present summarized unaudited financial information on a combined basis for B&G Foods and each of the guarantor subsidiaries described above after elimination of (1) intercompany transactions and balances among B&G Foods and the guarantor subsidiaries and (2) investments in any subsidiary that is a non-guarantor (in thousands):

	September 27,	December 28,
	2025	2024
Current assets(1)	$725,534	$690,367
Non-current assets	2,057,425	2,146,552
Current liabilities(2)	$249,008	$224,344
Non-current liabilities	2,215,637	2,230,946
(1)	Current assets includes amounts due from non-guarantor subsidiaries of $50.6 million and $50.2 million as of September 27, 2025 and December 28, 2024, respectively.
(2)	Current liabilities includes amounts due to non-guarantor subsidiaries of $40.7 million and $13.0 million as of September 27, 2025 and December 28, 2024, respectively.

	Thirty-nine Weeks Ended
	September 27,	September 28,
	2025	2024
Net sales	$1,197,012	$1,287,001
Gross profit	273,598	282,226
Operating income	69,814	61,458
Loss before income taxes	(37,415)	(53,256)
Net loss	$(27,384)	$(43,521)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Changes in interest rates impact our fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas for variable rate debt, a change in the interest rates will impact interest expense and cash flows. At September 27, 2025, we had $1,308.6 million of fixed rate debt and $736.6 million of variable rate debt.

Based upon our principal amount of long-term debt outstanding at September 27, 2025, a hypothetical 1.0% increase or decrease in interest rates would have affected our annual interest expense by approximately $7.4 million.

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

10.1	Separation Letter Agreement and General Release, dated June 25, 2025, between Jordan E. Greenberg and B&G Foods, Inc.

22.1	Guarantor Subsidiaries (Filed as Exhibit 22.1 to B&G Foods’ Quarterly Report on Form 10-Q filed on November 5, 2024, and incorporated by reference herein).

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer and Chief Financial Officer.

101

The following unaudited financial information from B&G Foods’ Quarterly Report on Form 10-Q for the quarter ended September 27, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive (Loss) Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2025, formatted in iXBRL and contained in Exhibit 101.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 5, 2025	B&G FOODS, INC.

	By:	/s/ Bruce C. Wacha
Bruce C. Wacha Executive Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Authorized Officer)