Form 10-K
period 2026-01-03
B&G Foods, Inc.
filed 2026-03-03
CIK 1278027

As filed with the Securities and Exchange Commission on March 3, 2026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 3, 2026

or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to .

Commission file number 001-32316

B&G FOODS, INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3918742 (I.R.S. Employer Identification No.)
8 Sylvan Way, Parsippany, New Jersey (Address of principal executive offices)	07054 (Zip Code)

Registrant’s telephone number, including area code: (973) 401-6500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	BGS	New York Stock Exchange

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

Large accelerated filer ◻	Accelerated filer ⌧	Non-accelerated filer ◻	Smaller reporting company ☐

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

The aggregate market value of the registrant’s outstanding shares of common stock held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all directors and executive officers are affiliates of the registrant) as of June 27, 2025, the last business day of the registrant's most recently completed second fiscal quarter, was $337,917,765 (based on the $4.39 per share closing price of the registrant's common stock on that date as reported on the New York Stock Exchange).

As of February 26, 2026, the registrant had 79,971,360 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Selected designated portions of the registrant’s definitive proxy statement to be filed on or before May 4, 2026 in connection with the registrant’s 2026 annual meeting of stockholders are incorporated by reference into Part III of this annual report.

B&G FOODS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JANUARY 3, 2026

Forward-Looking Statements

This report includes forward-looking statements, including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The words “believes,” “belief,” “expects,” “projects,” “intends,” “anticipates,” “assumes,” “could,” “should,” “estimates,” “potential,” “seek,” “predict,” “may,” “will” or “plans” and similar references to future periods are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by any forward-looking statements. We believe important factors that could cause actual results to differ materially from our expectations include the following:

●	our substantial leverage, which may impact our ability, among other things, to fund capital expenditures, working capital needs, dividend payments and acquisitions, and to obtain refinancing or additional financing;
●	our ability to comply with the ratios or tests under our long-term debt agreements, including the maximum consolidated leverage ratio and minimum consolidated interest coverage ratio under our credit agreement, which may be affected not only by our operating performance but also by events beyond our control, including prevailing economic, financial and industry conditions, and changes in interest rates;
●	the effects of international trade disputes, tariffs, quotas, and other import or export restrictions on our procurement, sales and operations (including recent U.S. tariffs imposed or threatened to be imposed on China, Canada and Mexico and other countries and retaliatory actions taken or threatened to be taken by such countries);
●	the effects of rising costs for and/or decreases in the supply of commodities, ingredients, packaging, other raw materials, distribution and labor;
●	crude oil prices and their impact on distribution, packaging and energy costs;
●	our ability to successfully implement sales price increases and cost-saving measures to offset any cost increases;
●	intense competition, changes in consumer preferences, demand for our products and local economic and market conditions;
●	our continued ability to promote brand equity successfully, to anticipate and respond to new consumer trends, to develop new products and markets, to broaden brand portfolios in order to compete effectively with lower priced products and in markets that are consolidating at the retail and manufacturing levels and to improve productivity;
●	the ability of our company and our supply chain partners to continue to operate manufacturing facilities, distribution centers and other work locations without material disruption, and to procure ingredients, packaging and other raw materials when needed despite disruptions in the supply chain or labor shortages;
●	the impact pandemics or disease outbreaks may have on our business, including among other things, our supply chain, our manufacturing operations, our workforce and customer and consumer demand for our products;
●	our ability to recruit and retain senior management and a highly skilled and diverse workforce at our corporate offices, manufacturing facilities and other work locations despite a very tight labor market and changing employee expectations as to fair compensation, an inclusive and diverse workplace, flexible working and other matters;
●	the risks associated with the possible expansion of our business through acquisitions or reduction in size through divestitures;
●	our possible inability to successfully complete divestitures of non-core businesses, including the pending divestiture of our Green Giant and Le Sieur frozen and shelf-stable business in Canada, to sharpen our focus, improve our margins, reduce costs and reduce our long-term debt, and, if completed, our possible inability to achieve the expected margin improvements, cost savings and debt reduction;
●	whether and when the closing conditions for our pending acquisition of the College Inn and Kitchen Basics brands will be satisfied and whether and when the acquisition will close, and our possible inability to identify new acquisitions or to integrate recent, pending or future acquisitions, or our failure to realize anticipated revenue enhancements, cost savings or other synergies from recent, pending or future acquisitions;
●	our ability to successfully complete the integration of recent, pending or future acquisitions into our enterprise resource planning (ERP) system;
●	tax reform and legislation, including the effects of the U.S. Tax Cuts and Jobs Act and the One Big Beautiful Bill Act, and any future tax reform or legislation;
●	our ability to access the credit markets and our borrowing costs and credit ratings, which may be influenced by credit markets generally and the credit ratings of our competitors;
●	unanticipated expenses, including, without limitation, litigation or legal settlement expenses;
●	the effects of currency movements of the Canadian dollar and the Mexican peso as compared to the U.S. dollar;
●	future impairments of our goodwill, other intangible assets, and tangible assets, such as property, plant, equipment or inventory, which impairments may be triggered if our operating results for any of our brands deteriorate at rates in excess of our current projections, our market capitalization declines or discount rates change, even if due to macroeconomic factors, or may be triggered by divestitures, if divestiture proceeds are less than the book value of the assets being divested;
●	our ability to protect information systems against, or effectively respond to, a cybersecurity incident, other disruption or data leak;
●	our ability to successfully implement our sustainability initiatives and achieve our sustainability goals, and changes to environmental laws and regulations;
●	our ability to successfully adopt and utilize new technologies, such as artificial intelligence, including machine learning and generative artificial intelligence;
●	other factors that affect the food industry generally, including:
o	recalls if products become adulterated or misbranded, liability if product consumption causes injury, ingredient disclosure and labeling laws and regulations and the possibility that consumers could lose confidence in the safety and quality of certain food products;
o	competitors’ pricing practices and promotional spending levels;
o	fluctuations in the level of our customers’ inventories and credit and other business risks related to our customers operating in a challenging economic and competitive environment; and
o	the risks associated with third-party suppliers and co-packers, including the risk that any failure by one or more of our third-party suppliers or co-packers to comply with food safety or other laws and regulations may disrupt our supply of raw materials or certain finished goods products or injure our reputation; and
●	other factors discussed elsewhere in this report, including under Part I, Item 1A, “Risk Factors,” and in our other public filings with the Securities and Exchange Commission (SEC).

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

PART I

Item 1. Business.

Overview

The terms “B&G Foods,” “our,” “we” and “us,” as used in this report, refer to B&G Foods, Inc. and its wholly owned subsidiaries, except where it is clear that the term refers only to the parent company. Throughout this report, we refer to our fiscal years ended December 30, 2023, December 28, 2024, January 3, 2026 and January 2, 2027 as “fiscal 2023,” “fiscal 2024,” “fiscal 2025” and “fiscal 2026,” respectively. Typically, our fiscal years and fiscal quarters consist of 52 and 13 weeks, respectively, ending on the Saturday closest to December 31 in the case of our fiscal year and fourth fiscal quarter, and on the Saturday closest to the end of the corresponding calendar quarter in the case of our other fiscal quarters. As a result, a 53rd week is added to our fiscal year every five or six years. Fiscal 2026 contains 52 weeks, fiscal 2025 contained 53 weeks, and fiscal 2024 and 2023 each contained 52 weeks. Each quarter of fiscal 2026 will contain 13 weeks, and the first three quarters of fiscal 2025 and each quarter of fiscal 2024 and fiscal 2023 contained 13 weeks. The fourth quarter of fiscal 2025 contained 14 weeks. When we refer to a “quarter” in this report, we are referring to a fiscal quarter.

B&G Foods manufactures, sells and distributes a diverse portfolio of branded, high-quality, shelf-stable and frozen food and household products across the United States, Canada and Puerto Rico. Many of our branded products have leading regional or national market shares. In general, we position our products to appeal to the consumer desiring a high-quality and reasonably priced product. We complement our branded product retail sales with institutional and foodservice sales and private label sales.

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

The table below includes some of the acquisitions and the divestitures we have completed in recent years or which are currently pending:

Date	Significant Event
March 2026	Divestiture of the Green Giant U.S. frozen product business, which was sold to Seneca Foods Corporation, referred to as the “Green Giant U.S. frozen divestiture” in the remainder of this report.
January 2026

Agreement to acquire the broth and stock business of Del Monte Foods Corporation II Inc. and its affiliates, including the College Inn and Kitchen Basics brands, referred to as the “College Inn and Kitchen Basics acquisition” in the remainder of this report. Subject to customary closing conditions and the simultaneous closing of two other pending sales by Del Monte Foods unrelated to B&G Foods or the broth and stock business, we expect the pending acquisition to close during the first quarter of 2026.

October 2025

Agreement to divest our Green Giant and Le Sieur frozen and shelf-stable product lines in Canada to Nortera Foods Inc., referred to as the “Green Giant Canada divestiture” in the remainder of this report. Subject to regulatory approval in Canada and customary closing conditions, we expect the pending divestiture to close during the second quarter of 2026.

August 2025	Divestiture of the Le Sueur U.S. shelf-stable vegetable brand, which was sold to McCall Farms, Inc., referred to as the “Le Sueur U.S. divestiture” in the remainder of this report.
May 2025

Divestiture of the Don Pepino and Sclafani brands of pizza and spaghetti sauces, crushed tomatoes, tomato puree and whole peeled tomatoes, which was sold to Violet Foods LLC, a portfolio company of Amphora Equity Partners LLC, referred to as the “Don Pepino divestiture” in the remainder of this report.

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

Reportable Segments

We have four reportable segments (also referred to as business units), as follows:

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

Products and Markets

The following is a brief description of some of our brands and product lines:

The Green Giant brand traces its roots to Le Sueur, Minnesota in 1903, and the Minnesota Valley Canning Company. For more than 100 years, Green Giant vegetables have been grown and picked at the peak of perfection in the Valley of the Jolly Green Giant.

The Crisco brand was introduced in 1911 and has revolutionized the way food is prepared and the way it tastes. From being the first shortening product made of plant-based oils and oil seeds to creating the first cooking oil that was promoted for its light taste, Crisco has been making life in the kitchen more delicious for years. Today, Crisco is the number one brand of vegetable shortening, the number one brand of vegetable oil and also holds a leadership position in other cooking oils and cooking sprays.

The Ortega brand has been in existence since 1897. Its products span the shelf-stable Mexican food segment including taco shells, tortillas, seasonings, dinner kits, taco sauces, peppers, refried beans, salsas and related food products.

Clabber Girl, which originated as a wholesale grocery company dating back to the 1850s, is a leader in baking products, including baking powder, baking soda and corn starch. In addition to Clabber Girl, the number one retail baking powder brand, product offerings also include the Rumford, Davis, Hearth Club and Royal brands of retail baking powder, baking soda and corn starch, and the Royal brand of foodservice dessert mixes.

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

The Spice Islands brand, established in San Francisco in 1941, is a leading premium spices and extracts brand offering a diverse line of high-quality products including spices, seasonings, dried herbs, extracts, flavorings and sauce blends. The brand’s offerings include organic products.

The Bear Creek Country Kitchens brand is the leading brand of hearty dry soup mixes in the United States.

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

The New York Style brand was created in 1985 and includes Original Bagel Crisps, Pita Chips and Panetini Italian Toast.

The Trappey’s brand, which was introduced in 1898, has a Louisiana heritage. Trappey’s products fall into two major categories—high-quality peppers and hot sauces, including Trappey’s Red Devil.

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

The Vermont Maid brand has been in existence since 1919 and offers maple-flavored syrups. Vermont Maid syrup is available in regular, sugar free and sugar free butter varieties.

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

Our frozen distribution network consists of seven primary distribution centers in the United States and Canada, which are owned and operated by third-party logistics providers, and which are transitioning, or are expected to transition, to the acquirers of the Green Giant U.S. frozen and Green Giant Canada businesses.

We believe that our distribution systems for shelf-stable and frozen products have sufficient capacity to accommodate incremental product volume. See Item 2, “Properties” for a listing of our owned and leased distribution centers and warehouses.

In recent years, we have been negatively impacted by industry-wide increases in the cost of distribution, primarily driven by increased freight rates. We attempt to offset all or a portion of these increases through price increases and cost savings initiatives. Freight rates remained elevated during fiscal 2023, 2024 and 2025, and we expect freight rates to remain elevated during fiscal 2026. To the extent that we are unable to offset present and future cost increases through pricing and cost savings initiatives, our operating results will be negatively impacted.

Customers

Our top ten customers accounted for approximately 63.6% of our net sales and approximately 68.0% of our end of the year receivables for fiscal 2025. Other than Walmart, which accounted for approximately 31.0% of our fiscal 2025 net sales, no single customer accounted for 10.0% or more of our fiscal 2025 net sales. Other than Walmart, which accounted for approximately 39.0% of our receivables as of January 3, 2026, no single customer accounted for more than 10.0% of our receivables as of January 3, 2026. During fiscal 2025, 2024 and 2023, our net sales to foreign countries represented approximately 9.1%, 9.1% and 8.6%, respectively, of our total net sales. Our foreign sales are primarily to customers in Canada.

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

The cost of labor, manufacturing, energy, fuel, packaging materials and other costs related to the production and distribution of our food products can from time to time increase significantly and unexpectedly. For example, we experienced sudden and high cost inflation in fiscal 2021, fiscal 2022 and early 2023. Costs remained elevated in fiscal 2023, fiscal 2024 and fiscal 2025, and we expect costs to remain elevated in fiscal 2026. We attempt to manage these risks by entering into short-term supply contracts and advance commodities purchase agreements, implementing cost-saving measures and raising sales prices. Beginning in the fourth quarter of 2022 through fiscal 2023, we saw improvements in our gross profit and gross profit margins as our net pricing largely caught up with input cost increases. Gross profit and gross profit margins remained relatively stable in fiscal 2024 and fiscal 2025. However, to the extent we are unable to avoid or offset any present or future cost increases by locking in our costs, implementing cost-saving measures or increasing prices to our customers, our operating results could be materially adversely affected. In addition, if input costs decline, customers may look for price reductions in situations where we have locked into purchases at higher costs. During the past several years, our cost-saving measures and sales price increases have not been sufficient to fully offset increases to our raw material, ingredient and packaging and distribution costs.

Production

Manufacturing. We operate ten manufacturing facilities. See Item 2, “Properties” for a listing of our manufacturing facilities.

Co-Packing Arrangements. In addition to our own manufacturing facilities, we source a significant portion of our products under “co-packing” arrangements, a common industry practice in which manufacturing is outsourced to other companies. We regularly evaluate our co-packing arrangements to ensure the most cost-effective manufacturing of our products and to utilize company-owned manufacturing facilities most effectively. Third parties located in U.S. and foreign locations produce our Baker’s Joy, B&M, Bear Creek Country Kitchens, Canoleo, Cream of Rice, Crock Pot, Joan of Arc, New York Flatbreads, Regina, Spring Tree, Static Guard, Sugar Twin, TrueNorth and Underwood products and a portion of our B&G, Cary’s, Cream of Wheat, Crisco, Green Giant, Las Palmas, MacDonald’s, McCann’s and Ortega products under co-packing agreements or purchase orders. Each of our co-packers produces products for other companies as well. We believe that there are alternative sources of co-packing production readily available for the majority of our products. However, we may experience short-term or long-term disturbances in our operations and our ability to implement our business plan or meet consumer demand if we are unexpectedly required to change our co-packing arrangements or are unable to enter into additional or alternative arrangements in the future.

Trademarks and Licensing Agreements

Trademarks. We consider our trademarks, in the aggregate, to be material to our business. We protect our trademarks by registration in the United States, Canada and in other countries where we sell our products. We also oppose any infringement in key markets. Trademark protection continues in some countries for as long as the mark is used and in other countries for as long as it is registered. Registrations generally are for renewable, fixed terms. Examples of our trademarks and registered trademarks include Ac’cent, B&G, B&G Sandwich Toppers, B&M, Baker’s Joy, Bear Creek Country Kitchens, Brer Rabbit, Canoleo, Cary’s, Clabber Girl, Cream of Rice, Cream of Wheat, Crisco, Dash, Durkee, Grandma’s, Green Giant, Joan of Arc, Las Palmas, MacDonald’s, Mama Mary’s, Maple Grove Farms of Vermont, McCann’s, Molly McButter, New York Flatbreads, New York Style, Old London, Ortega, Polaner, Regina, Sa-són, Spice Islands, Spring Tree, Static Guard, Sugar Twin, Tone’s, Trappey’s, TrueNorth, Underwood, Vermont Maid, Victoria and Wright’s.

Inbound License Agreements. From time to time we enter into inbound licensing agreements. For example, we sell Weber seasonings and other flavor enhancers pursuant to a licensing agreement with Weber-Stephen Products LLC, Crockpot seasoning mixes pursuant to a license agreement with Sunbeam Products, Inc., Skinnygirl fat free and sugar- free salad dressings and sugar free cocktail inspired preserves pursuant to a license agreement with Better Bites, LLC, Cinnamon Toast Crunch Cinnadust seasoning blend pursuant to a license agreement with a subsidiary of General Mills, Inc., Einstein Bros. everything bagel seasoning blend pursuant to a license agreement with Einstein Noah Restaurant

Group, Inc., and Cream of Wheat Cinnabon®, a co-branded product, pursuant to a license agreement with a subsidiary of Cinnabon Franchisor SPV LLC.

Outbound License Agreements. We also from time to time enter into outbound license agreements for our trademarks and other intellectual property.

Human Capital

As of January 3, 2026, our workforce consisted of 2,497 employees. Of that total, 2,085 employees were engaged in manufacturing, 164 were engaged in warehouse and distribution, 130 were engaged in marketing and sales, and 118 were engaged in administration. Approximately 48.3% of our employees, located at six manufacturing facilities in the United States and one manufacturing facility in Mexico, are covered by collective bargaining agreements. See “— Labor Relations and Collective Bargaining Agreements” below.

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

Labor Relations and Collective Bargaining Agreements. We have collective bargaining agreements covering employees at six of our facilities in the United States, and one facility in Mexico, which vary in term depending on the location:

Facility Location	Union	Effective Date	Expiration Date	No. of Employees Covered(1)
Ankeny, IA	International Brotherhood of Teamsters, Local No. 238	Apr. 7, 2025	Apr. 7, 2031	295
Brooklyn, NY	United Food and Commercial Workers Union, Local No. 342	Jan. 1, 2024	Dec. 31, 2027	37
Cincinnati, OH	The Employees Representation Association	May 1, 2023	Apr. 30, 2027	113
Irapuato, MX	National Union of Frozen and Packaging Food Processors, Similar and Related, Confederation of Mexican Workers (CTM)	Apr. 14, 2023	(2)	544
Roseland, NJ	International Brotherhood of Teamsters, Chauffeurs, Warehousemen & Helpers of America, Local No. 863	Apr. 1, 2020	Mar. 31, 2026	50
Stoughton, WI	Drivers, Salesmen, Warehousemen, Milk Processors, Cannery, Dairy Employees and Helpers Union, Local No. 695	Mar. 28, 2021	Mar. 26, 2026	63
Terre Haute, IN	Chauffeurs, Teamsters, Warehousemen and Helpers Union, Local No. 135	Mar. 31, 2024	Mar. 30, 2027	105
(1)	As of January 3, 2026.
(2)	The collective bargaining agreement for our Mexico facility does not have an expiration date; however, certain terms of the agreement are subject to periodic review and negotiation, including wages at least annually and general conditions every two years.

As noted in the table above, two of our collective bargaining agreements, covering employees at our Stoughton, Wisconsin and Roseland, New Jersey facilities, are scheduled to expire in the next twelve months. While we believe that our relations with our union employees are in general good, we cannot assure you that we will be able to negotiate a new collective bargaining agreement for our Stoughton or Roseland facilities on terms satisfactory to us, or at all, and without production interruptions, including labor stoppages. At this time, however, management does not expect that the outcome of these negotiations will have a material adverse impact on our business, financial condition or results of operations.

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

Our largest customer, Walmart, accounted for approximately 31.0% of our fiscal 2025 net sales, and our ten largest customers together accounted for approximately 63.6% of our fiscal 2025 net sales. As retail customers, such as supermarkets, discounters, e-commerce merchants, warehouse clubs and food distributors, continue to consolidate and our retail customers grow larger and become more sophisticated, our retail customers may demand lower pricing and increased promotional programs. Further, these customers are reducing their inventories and increasing their emphasis on products that hold either the number one or number two market position and private label products. If we fail to use our sales and marketing expertise to maintain our category leadership positions to respond to these trends, or if we lower our prices or increase promotional support of our products and are unable to increase the volume of our products sold, our profitability and financial condition may be adversely affected.

We are vulnerable to decreases in the supply and increases in the price of raw materials and labor, manufacturing, distribution and other costs, and we may not be able to offset increasing costs by increasing prices to our customers.

We purchase agricultural products, including vegetables, oils and spices and seasonings, meat, poultry, ingredients, packaging materials and other raw materials from growers, commodity processors, other food companies and packaging manufacturers. Commodities, ingredients, packaging materials and other raw materials are subject to increases in price attributable to a number of factors, including changes in crop size, federal and state agricultural programs, export demand, currency exchange rates, energy and fuel costs, water supply, weather conditions during the growing and harvesting seasons, insects, plant diseases and fungi, and glass, metal and plastic prices. Fluctuations in commodity prices can lead to retail price volatility and intensive price competition, and can influence consumer and trade buying patterns. The cost of labor, manufacturing, energy, fuel, packaging materials and other costs related to the production and distribution of our products can from time to time increase significantly and unexpectedly. We attempt to manage these risks by entering into short-term supply contracts and advance commodities purchase agreements from time to time, by implementing cost-saving measures and by raising sales prices. During the past several years, our cost-saving measures and sales price increases have not been sufficient to fully offset increases to our raw material, ingredient, packaging and distribution costs. Moreover, during fiscal 2026 and possibly beyond, we expect to face continued industry-wide cost inflation for various inputs, including commodities, ingredients, packaging materials, other raw materials, transportation and labor. To the extent we are unable to offset present and future cost increases, our operating results could be materially and adversely affected.

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

At January 3, 2026, we had total long-term indebtedness of $1,968.0 million (before debt discount/premium), including $1,458.7 million principal amount of senior secured indebtedness and $509.3 million principal amount of senior unsecured indebtedness. Our ability to pay dividends is subject to contractual restrictions contained in the instruments governing our indebtedness. Although our credit agreement and the indentures governing our senior secured notes and senior notes (which we refer to as the senior secured notes indenture and the senior notes indenture, respectively) contain covenants that restrict our ability to incur debt, as long as we meet these covenants we will be able to incur additional indebtedness. The degree to which we are leveraged on a consolidated basis could have important consequences to the holders of our securities, including:

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

Our $509.3 million of 5.25% senior notes due 2027 mature on September 15, 2027, our $799.3 million of 8.00% senior secured notes due 2028 mature on September 15, 2028, our $430.0 million revolving credit facility matures on December 16, 2028, and our $444.4 million of tranche B term loans mature on October 10, 2029. Our ability to raise debt or equity capital in the public or private markets in order to effect a refinancing of our debt at or prior to maturity could be impaired by various factors, including factors beyond our control. For example, in recent years U.S. credit markets experienced significant dislocations and liquidity disruptions that caused the spreads on prospective debt financings to widen considerably. These circumstances materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases resulted in the unavailability of certain types of debt financing. Any future uncertainty in the credit markets could negatively impact our ability to access additional debt financing or to refinance existing indebtedness on favorable terms, or at all. In addition, any future uncertainty in other financial markets in the U.S. could make it more difficult or costly for us to raise capital through the issuance of common stock or other equity securities. Any of these risks could impair our ability to fund our operations or limit our ability to expand our business or increase our interest expense, which could have a material adverse effect on our financial results.

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

Our products are manufactured at many different manufacturing facilities, including our ten manufacturing facilities and manufacturing facilities operated by our co-packers. However, in most cases, individual products are produced only at a single location. If any of these manufacturing locations experiences a disruption for any reason, including a work stoppage, power failure, fire, or weather related condition or natural disaster, etc., this could result in a significant reduction or elimination of the availability of some of our products. If we were not able to obtain alternate production capability in a timely manner or on satisfactory terms, this could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity.

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

Our financial performance on a U.S. dollar denominated basis is subject to fluctuations in currency exchange rates. These fluctuations could cause material variations in our results of operations. With respect to our foreign sales, our principal exposure is to the Canadian dollar because our foreign sales are primarily to customers in Canada. Net sales in Canada accounted for approximately 7.7%, 7.5% and 7.1% of our total net sales in fiscal 2025, 2024 and 2023, respectively. Although our sales for export to other countries are generally denominated in U.S. dollars, our sales to Canada are generally denominated in Canadian dollars. As a result, our net sales to Canada are subject to the effect of foreign currency fluctuations, and these fluctuations could have an adverse impact on business, consolidated financial condition, results of operations or liquidity. From time to time, we may enter into agreements that are intended to reduce the effects of our exposure to currency fluctuations, but these agreements may not be effective in significantly reducing our exposure.

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

In particular, our financial condition and results of operations could be materially and adversely affected by the United States-Mexico-Canada Agreement, or other regulatory and economic impact of changes in taxation and trade relations among the United States and other countries. For example, on February 1, 2025, the White House announced the imposition of tariffs of up to 25% on imports from Canada and Mexico and 10% on imports from China, and those countries subsequently announced retaliatory tariffs in response. Although the imposition of such tariffs has to a large extent been at least temporarily paused in the case of Canada and Mexico, tariffs on imports from China temporarily increased to as high as 145%, and the Trump Administration has imposed tariffs on other countries throughout the globe. The U.S. has also reinstated full 25% tariffs on steel imports and increased tariffs on aluminum imports to 25%. The situation remains dynamic, rapidly evolving and uncertain. On February 20, 2026, the Supreme Court of the United States ruled that many tariffs imposed by the current U.S. presidential administration were unlawful. The scope, timing and practical effect of this decision, including whether and how such tariffs may be modified, refunded, replaced or otherwise addressed through new measures and the decision’s impact on tariffs, duties and broader trade relations remains uncertain, and could be material to our business, results of operations and financial condition.

If allowed to become or remain effective, these or any new, replacement or increased tariffs or resultant trade wars could lead to significant increases in the costs of raw materials and finished goods, including spices for our Spices & Flavor Solutions business unit, such as garlic, primarily sourced from China, and black pepper primarily sourced from Vietnam; finished goods produced at our Green Giant frozen vegetable manufacturing facility in Irapuato, Mexico; certain raw material vegetables we procure in Mexico for production in the United States; and the cost of steel cans and lids used for certain of our products. Our attempts to potentially offset cost increases through increases in the prices we charge for certain of our products may not be successful and may result in reduced sales volume.

If we are unable to offset increased costs or face significant sales volume declines, this could have a material adverse effect on our business, consolidated financial position, results of operation or liquidity. Although most of the Green Giant vegetable products that we sell to customers in Canada are grown and produced in Canada, retaliatory tariffs imposed or threatened to be imposed by Canada or any “buy Canadian” campaigns in response to U.S. tariffs could have an adverse impact on our sales to customers in Canada for any of our products that are not produced in Canada. In addition, if allowed to become or remain effective, these recent tariffs or any new, replacement or increased tariffs could also negatively affect U.S. national or regional economies or lead to increased inflation or a recession, which also could have a material adverse effect on our business, consolidated financial position, results of operation or liquidity. The extent and duration of the tariffs and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and demand for our products.

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

We maintain four company-sponsored defined benefit pension plans that cover approximately 21.4% of our employees. A deterioration in the value of plan assets resulting from poor market performance, a general financial downturn or otherwise could cause an increase in the amount of contributions we are required to make to these plans. For example, our defined benefit pension plans may from time to time move from an overfunded to underfunded status driven by decreases in plan asset values that may result from changes in long-term interest rates and disruptions in U.S. or global financial markets. Additionally, historically low interest rates coupled with poor market performance would have the effect of decreasing the funded status of these plans which would result in greater required contributions. For a more detailed description of these plans, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies; Use of Estimates—Pension Expense” and Note 12, “Pension Benefits,” to our consolidated financial statements in Part II, Item 8 of this report.

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

As of January 3, 2026, approximately 48.3% of our 2,497 employees were covered by collective bargaining agreements. A prolonged work stoppage or strike at any of our facilities with union employees or a significant work disruption from other labor disputes in the food or related industries could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity.

Two of our collective bargaining agreements expire in the next twelve months. The collective bargaining agreement covering our Stoughton, Wisconsin facility, which covers approximately 63 employees, is scheduled to expire on March 26, 2026, and the collective bargaining agreement for our Roseland, New Jersey facility, which covers approximately 50 employees, is scheduled to expire on March 31, 2026.

While we believe that our relations with our union employees are in general good, we cannot assure you that we will be able to negotiate a new collective bargaining agreement for our Stoughton or Roseland facilities on terms satisfactory to us, or at all, and without production interruptions, including labor stoppages. If, prior to the expiration of the collective bargaining agreement for the Stoughton or Roseland facilities or prior to the expiration of any of our other existing collective bargaining agreements, we are unable to reach new agreements without union action or any such new agreements are not on terms satisfactory to us, our business, consolidated financial condition, results of operations or liquidity could be materially and adversely affected.

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

We are able to amortize goodwill and certain intangible assets in accordance with Section 197 of the Internal Revenue Code of 1986. We expect to be able to amortize for tax purposes approximately $650.7 million between 2026 and 2038. The expected annual deductions are approximately $112.4 million for fiscal 2026, approximately $92.8 million for fiscal 2027, approximately $91.3 million for fiscal 2028, approximately $90.7 million for fiscal 2029, approximately $84.6 million for fiscal 2030, approximately $51.9 million for fiscal 2031, approximately $34.7 million for fiscal 2032, approximately $33.7 million for fiscal 2033, approximately $30.3 million for fiscal 2034, approximately $26.7 million for fiscal 2035, approximately $1.0 million for fiscal 2036, approximately $0.5 million for fiscal 2037 and approximately $0.1 million for fiscal 2038.

We also take material annual deductions for net interest expense due to our substantial indebtedness. However, the U.S. Tax Cuts and Jobs Act, signed into law on December 22, 2017, limits the deduction for net interest expense (including the treatment of depreciation and other deductions in arriving at adjusted taxable income) incurred by a corporate taxpayer to 30% of the taxpayer’s adjusted taxable income. Even though the One Big Beautiful Bill Act (OBBBA), enacted on July 4, 2025 restores the earnings before interest, taxes, depreciation and amortization (EBITDA) calculation for purposes of determining interest expense deduction limitations, we were still subject to the interest expense deduction limitation in fiscal 2025 and we expect to continue to be subject to the interest expense deduction limitation in fiscal 2026 and future years.

If we are unable to fully utilize our interest expense deductions in future periods, our cash taxes will increase. Beginning with fiscal 2022, our adjusted taxable income as computed for purposes of the interest expense deduction limitation is computed after any deduction allowable for depreciation and amortization. As a result, our adjusted taxable income (used to compute the limitation) decreased and we were subject to the interest expense deduction limitation in fiscal 2025, 2024 and 2023, resulting in an increase to taxable income of $29.4 million, $110.8 million and $107.7 million, respectively. We expect to continue to be subject to the interest deduction limitation in future years. During fiscal 2025, we increased our valuation allowance by $4.6 million. We have recorded a deferred tax asset of $69.6 million and $72.7 million for fiscal 2025 and fiscal 2024, respectively, related to the interest deduction carryover, as the disallowed interest may be carried forward indefinitely. The increase in our cash taxes resulting from the interest expense deduction limitation was approximately $6.8 million, $19.5 million and $25.0 million for fiscal 2025, 2024 and 2023, respectively. There are various factors that may cause tax assumptions to change in the future, and we may have to record a valuation allowance against these deferred tax assets. See Note 10, “Income Taxes,” to our consolidated financial statements in Part II, Item 8 of this report.

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

Likewise, the ultimate impact of the U.S. Tax Cuts and Jobs Act and the One Big Beautiful Bill Act on our reported results in fiscal 2026 and beyond may differ from the estimates provided in this report, possibly materially, due to guidance that may be issued and other actions we may take as a result of this tax law different from that currently contemplated. See Note 10, “Income Taxes,” to our consolidated financial statements in Part II, Item 8 of this report for information about the One Big Beautiful Bill Act.

Other changes in tax laws in the United States or in other countries where we have significant operations, including rate changes or corporate tax provisions that could disallow or tax perceived base erosion or profit shifting payments or subject us to new types of tax, could have a material adverse effect on our effective tax rate and our deferred tax assets and liabilities. In addition, aspects of U.S. tax laws may lead foreign jurisdictions to respond by enacting additional tax legislation that is unfavorable to us. For example, numerous countries have now enacted the Organization of Economic Cooperation and Development’s model rules on a global minimum tax of 15%, with the earliest effective date being for taxable years beginning as early as 2024 and with widespread implementation of a global minimum tax expected by 2025. In addition, in December 2024, the IRS published final regulations (Treasury Decision 10016) under Section 987 of the Internal Revenue Code of 1986. The final regulations are effective December 10, 2024 and are generally applicable to tax years beginning after December 31, 2024. The final regulations provide guidance on determining income and currency gain or loss for a qualified business unit for purposes of Section 987. We recorded a tax benefit of $1.8 million in fiscal 2025 due to the final regulations and the applicable transition rules that impacted taxation relating to our primary operating subsidiary in Canada, which is a qualified business unit for purposes of Section 987. This increasingly complex global tax environment has existed in the past and could continue to increase tax uncertainty, resulting in higher compliance costs. Based on the guidance available thus far, we do not expect this legislation to have a material impact on our consolidated financial statements, but we will continue to evaluate it as additional guidance and clarification becomes available.

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

During each of fiscal 2025, 2024 and 2023, we recorded material non-cash impairment charges to goodwill and indefinite-lived intangible trademark assets. If future revenues and contributions to our operating results for any of our brands or operating segments, including recently impaired and newly acquired brands, deteriorate, at rates in excess of our current projections, we may be required to record additional non-cash impairment charges to certain intangible assets. In addition, any significant decline in our market capitalization or changes in discount rates, even if due to macroeconomic factors, could put pressure on the carrying value of our goodwill or the goodwill of any of our operating segments. A determination that all or a portion of our goodwill or indefinite-lived intangible assets are impaired, although a non-cash charge to operations, could have a material adverse effect on our business, consolidated financial condition and results of operations. For a further discussion of our annual impairment testing of goodwill and indefinite-lived intangible assets (trademarks) and the material non-cash impairment charges to goodwill and indefinite-lived intangible trademark assets that we recorded in fiscal 2025, 2024 and 2023, see Note 2(g), “Summary of Significant Accounting Policies—Goodwill and Other Intangible Assets” to our consolidated financial statements in Part II, Item 8 of this report.

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

Cybersecurity Governance. Our chief information officer, who leads our IT department, oversees our cybersecurity program. Our chief information officer has thirty years of IT experience. Our chief information officer reports to our chief financial officer. As part of our company’s risk management function, our chief information officer provides periodic updates about our cybersecurity risk profile to our executive leadership team. We have an incident response program that provides for the prompt escalation of certain cybersecurity incidents to certain members of management, including our chief financial officer and our general counsel, so that decisions regarding disclosure and reporting of such incidents can be made in a timely manner.

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

Item 2. Properties.

In January 2026, we moved our corporate headquarters from Four Gatehall Drive, Parsippany, NJ 07054 to 8 Sylvan Way, Parsippany, NJ 07054. Our manufacturing facilities are generally located near major customer markets and raw materials. Of our ten active manufacturing facilities, six are owned, two are leased and two consist of multiple buildings, some of which are owned and some of which are leased. Management believes that our manufacturing facilities, together with our current and available contract manufacturers, have sufficient capacity to accommodate our planned growth. Listed below are our manufacturing facilities and the principal warehouses, distribution centers and offices by business unit that we own or lease.

Facility Location	Business Unit	Owned/Leased	Description
Parsippany, New Jersey	All Business Units	Leased	Corporate Headquarters
Mississauga, Ontario	All Business Units	Leased	Canadian Headquarters
Ankeny, Iowa	Spices & Flavor Solutions	Owned	Manufacturing/Warehouse
Hurlock, Maryland	Meals; Specialty	Owned	Manufacturing/Warehouse
Irapuato, Mexico	Frozen & Vegetables	Owned	Manufacturing/Warehouse
St. Johnsbury, Vermont	Meals	Owned	Manufacturing/Warehouse
Stoughton, Wisconsin	Meals	Owned	Manufacturing/Warehouse
Yadkinville, North Carolina	Meals; Specialty	Owned	Manufacturing/Warehouse
Brooklyn, New York	Meals	Leased	Manufacturing/Warehouse
Roseland, New Jersey	Meals; Specialty	Leased	Manufacturing/Warehouse
Cincinnati, Ohio	Specialty	Owned/Leased	Manufacturing/Warehouse
Terre Haute, Indiana	Specialty	Owned/Leased	Manufacturing/Warehouse
Easton, Pennsylvania	All Business Units	Leased	Distribution Center
Fontana, California	All Business Units	Leased	Distribution Center
Romeoville, Illinois	All Business Units	Leased	Distribution Center
Union City, Georgia	All Business Units	Leased	Distribution Center
St. Evariste, Québec	Meals	Owned	Storage Facility
Bentonville, Arkansas	All Business Units	Leased	Sales Office

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Shares of our common stock are traded on the New York Stock Exchange under the symbol “BGS” and have been so traded since May 23, 2007. According to the records of our transfer agent, we had 462 holders of record of our common stock as of February 26, 2026, including Cede & Co. as nominee for The Depository Trust Company (DTC). Cede & Co. as nominee for DTC holds shares of our common stock on behalf of participants in the DTC system, which in turn hold the shares of common stock on behalf of beneficial owners.

Performance Graph

Set forth below is a line graph comparing the change in the cumulative total shareholder return on our company’s common stock with the cumulative total return of the Russell 2000 Index and the S&P Packaged Foods & Meats Index for the period from January 2, 2021 to January 3, 2026, assuming the investment of $100 on January 2, 2021 and the reinvestment of dividends. The common stock price performance shown on the graph only reflects the change in our company’s common stock price relative to the noted indices and is not necessarily indicative of future price performance.

Comparison of 5 Year Cumulative Total Return

Among B&G Foods, Inc. Common Stock, the Russell 2000 Index

and the S&P Packaged Foods & Meats Index

	1/2/2021	*	1/1/2022	12/31/2022	12/30/2023	12/28/2024	1/3/2026
B&G Foods, Inc. (NYSE: BGS)	$100.00		117.64	46.35	46.49	33.36	23.75
Russell 2000 Index	$100.00		114.82	91.35	106.82	119.14	134.40
S&P Packaged Foods & Meats Index	$100.00		113.08	123.68	114.34	108.48	97.50
*	$100 invested on January 2, 2021 in B&G Foods’ common stock or index, including reinvestment of dividends. Indexes calculated on month-end basis.

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

For fiscal 2025 and fiscal 2024, we had net cash provided by operating activities of $101.4 million and $130.9 million, respectively, and distributed $60.6 million and $60.0 million as dividends, respectively. Based on our current intended dividend rate of $0.76 per share per annum and the current number of shares outstanding, we expect our aggregate dividend payments in fiscal 2026 to be approximately $61.6 million.

The following table sets forth the dividends per share we have declared in each of the quarterly periods of 2025 and 2024:

	Fiscal 2025	Fiscal 2024
Fourth Quarter	$0.19	$0.19
Third Quarter	$0.19	$0.19
Second Quarter	$0.19	$0.19
First Quarter	$0.19	$0.19

Under U.S. federal income tax law, distributions to holders of our common stock are taxable to the extent they are paid out of current or accumulated earnings and profits. Generally, the portion of the distribution treated as a return of capital should reduce the tax basis in the shares of common stock up to a holder’s adjusted basis in the common stock, with any excess treated as capital gains. Qualifying dividend income and the return of capital, if any, will be allocated on a pro forma basis to all distributions for each fiscal year. Based on U.S. federal income tax laws, B&G Foods has determined that for each of fiscal 2025 and fiscal 2024, 100.0% of distributions paid on common stock were treated as a return of capital and 0.0% were treated as a taxable dividend paid from earnings and profits.

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

In addition, the terms of our credit agreement also restrict our ability to declare and pay dividends on our common stock. In accordance with the terms of our credit agreement, we are not permitted to declare or pay dividends unless we are permitted to do so under our senior notes indenture. In addition, our credit agreement does not permit us to pay dividends unless we maintain:

●	a “consolidated interest coverage ratio” (defined as the ratio on a pro forma basis of our adjusted EBITDA before share-based compensation for any period of four consecutive fiscal quarters to our consolidated interest expense for such period payable in cash) of not less than 1.75 to 1.00; and
●	a “consolidated leverage ratio” (defined as the ratio on a pro forma basis of our consolidated net debt, as of the last day of any period of four consecutive fiscal quarters to our adjusted EBITDA before share-based compensation for such period) of not more than 7.25 to 1.00 for the quarter ending June 28, 2025 through the quarter ending January 2, 2027, and 7.00 to 1.00 for the quarters ending April 3, 2027 and thereafter.

Recent Sales of Unregistered Equity Securities

We did not issue any unregistered equity securities in fiscal 2025.

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

General

We manufacture, sell and distribute a diverse portfolio of branded, high-quality, shelf-stable and frozen foods and household products, many of which have leading regional or national market shares. In general, we position our branded products to appeal to the consumer desiring a high-quality and reasonably priced product. We complement our branded product retail sales with institutional and foodservice sales and private label sales.

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

Since 1996, we have successfully acquired and integrated more than 50 brands or businesses into our company. On January 15, 2026, we entered into an agreement to acquire the broth and stock business of Del Monte Foods Corporation II Inc. and its affiliates, including the College Inn and Kitchen Basics brands. Subject to customary closing conditions and the simultaneous closing of two other pending sales by Del Monte Foods unrelated to B&G Foods or the broth and stock business, we expect the pending acquisition to close during the first quarter of 2026. We refer to this pending acquisition as the “College Inn and Kitchen Basics acquisition.” This acquisition is expected to be accounted for using the acquisition method of accounting and, accordingly, the assets acquired and liabilities assumed and results of operations of the acquired business will be included in our consolidated financial statements from the date of acquisition. This acquisition and the application of the acquisition method of accounting will affect comparability between periods.

In addition, in an attempt to sharpen focus, improve margins and reduce our long-term debt, we have begun reshaping our portfolio through select divestitures. For example, on March 2, 2026, we completed the sale of the Green Giant U.S. frozen business to Seneca Foods Corporation. On October 24, 2025, we entered into an agreement to sell our Green Giant and Le Sieur frozen and shelf-stable product lines in Canada to Nortera Foods Inc., which, subject to regulatory approval and customary closing conditions, is expected to close during the second quarter of 2026. On August 1, 2025, we completed the sale of the Le Sueur U.S. shelf-stable vegetable brand to McCall Farms. On May 23, 2025, we completed the sale of the Don Pepino and Sclafani brands of pizza and spaghetti sauces, crushed tomatoes, tomato puree and whole peeled tomatoes to Violet Foods LLC. On January 3, 2023, we completed the sale of the Back to Nature business to a subsidiary of Barilla America, Inc. On November 8, 2023, we completed the sale of the Green Giant U.S. shelf-stable product line to Seneca Foods Corporation. In this report, we refer to these divestitures as the “Green Giant U.S. frozen divestiture,” the “Green Giant Canada divestiture,” the “Le Sueur U.S. divestiture,” the “Don Pepino divestiture,” the “Back to Nature divestiture,” and the “Green Giant U.S. shelf-stable divestiture.” These divestitures affect or will affect comparability between periods.

We are subject to a number of challenges that may adversely affect our businesses. These challenges, which are discussed above before Part I of this report under the heading “Forward-Looking Statements” and in Part I, Item 1A, “Risk Factors” include:

Fluctuations in Commodity Prices and Production and Distribution Costs. We purchase raw materials, including agricultural products, oils, meat, poultry, ingredients and packaging materials from growers, commodity processors, other food companies and packaging suppliers located in the United States and foreign locations. Raw materials and other input costs, such as fuel and transportation, are subject to fluctuations in price attributable to a number of factors, including climate and weather conditions, supply chain disruptions (including raw material shortages), labor shortages, wars and pandemics. Fluctuations in commodity prices can lead to retail price volatility and intensive price competition, and can influence consumer and trade buying patterns. The cost of raw materials, fuel, labor, distribution and other costs related to our operations can increase from time to time significantly and unexpectedly.

We attempt to manage cost inflation risks by locking in prices through short-term supply contracts and advance commodities purchase agreements and by implementing cost-saving measures. We also attempt to offset rising input costs by raising sales prices to our customers. However, increases in the prices we charge our customers may lag behind rising input costs. Competitive pressures also may limit our ability to quickly raise prices in response to rising costs.

We experienced material net cost increases for raw materials during the last several years due to a number of factors. Raw material costs remained elevated in fiscal 2023, fiscal 2024 and fiscal 2025 and we anticipate that certain raw material costs will remain elevated during fiscal 2026. We are currently locked into our supply and prices for a majority of our most significant raw material commodities through the second quarter of 2026.

In recent years, we have been negatively impacted by industry-wide increases in the cost of distribution, primarily driven by increased freight rates. We attempt to offset all or a portion of these increases through list price increases, trade spend reductions and cost savings initiatives. Although freight rates began to decline in 2023, freight rates remained elevated during fiscal 2024 and fiscal 2025 and we expect freight rates to remain elevated during fiscal 2026.

We plan to continue managing inflation risk by entering into short-term supply contracts and advance commodities purchase agreements from time to time, and, when necessary, by raising prices. However, to the extent we are unable to avoid or offset any present or future cost increases by locking in our costs, implementing cost-saving measures or increasing prices to our customers, our operating results could be materially adversely affected. In addition, if input costs decline, customers may look for price reductions in situations where we have locked into purchases at higher costs. During the past several years, our cost-saving measures and sales price increases have not been sufficient to fully offset increases to our raw material, ingredient and packaging and distribution costs.

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

Trade and Regulatory Uncertainty. On February 1, 2025, the White House announced the imposition of tariffs of up to 25% on imports from Canada and Mexico and 10% on imports from China, and those countries subsequently announced retaliatory tariffs in response. Although the imposition of such tariffs has to a large extent been at least temporarily paused in the case of Canada and Mexico, tariffs on imports from China temporarily increased to as high as 145%, and the Trump Administration has imposed tariffs on other countries throughout the globe. The U.S. also reinstated full 25% tariffs on steel imports and increased tariffs on aluminum imports to 25%. The situation remains dynamic, rapidly evolving and uncertain. On February 20, 2026, the Supreme Court of the United States ruled that many tariffs imposed by the current U.S. presidential administration were unlawful. The scope, timing and practical effect of this decision, including whether and how such tariffs may be modified, refunded, replaced or otherwise addressed through new measures and the decision’s impact on tariffs, duties and broader trade relations remains uncertain, and could be material to our business, results of operations and financial condition.

If allowed to become or remain effective, these or any new, replacement or increased tariffs or resultant trade wars could lead to significant increases in the costs of raw materials and finished goods, including spices for our Spices & Flavor Solutions business unit, such as garlic, primarily sourced from China, and black pepper primarily sourced from Vietnam; finished goods produced at our Green Giant frozen vegetable manufacturing facility in Irapuato, Mexico; certain raw material vegetables we procure in Mexico for production in the United States; and the cost of steel cans and lids used for certain of our products. Our attempts to potentially offset cost increases through increases in the prices we charge for certain of our products may not be successful and may result in reduced sales volume.

If we are unable to offset increased costs or face significant sales volume declines, this could have a material adverse effect on our business, consolidated financial position, results of operation or liquidity. Although most of the Green Giant vegetable products that we sell to customers in Canada are grown and produced in Canada, retaliatory tariffs imposed or threatened to be imposed by Canada or any “buy Canadian” campaigns in response to U.S. tariffs could have an adverse impact on our sales to customers in Canada for any of our products that are not produced in Canada. In addition, if allowed to become or remain effective, these recent tariffs or any new, replacement or increased tariffs could also negatively affect U.S. national or regional economies or lead to increased inflation or a recession, which also could have a material adverse effect on our business, consolidated financial position, results of operation or liquidity. The extent and duration of the tariffs and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and demand for our products.

Fluctuations in Currency Exchange Rates. Our foreign sales are primarily to customers in Canada. Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars. During fiscal 2025 and fiscal 2024, our net sales to customers in Canada represented approximately 7.7% and 7.5%, respectively, of our total net sales. We also purchase certain raw materials from foreign suppliers. For example, we purchase a significant majority of our maple syrup requirements from suppliers in Québec, Canada. These purchases are made in Canadian dollars. A weakening of the U.S. dollar against the Canadian dollar would significantly increase our costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar. These increased costs would not be fully offset by the positive impact the change in the relative strength of the Canadian dollar versus the U.S. dollar would have on our net sales in Canada. Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars, with one exception being certain purchases of raw materials in Mexico that are denominated in Mexican pesos. In addition, we operate a frozen vegetable manufacturing facility in Irapuato, Mexico and as a result are exposed to fluctuations in the Mexican peso. A weakening of the U.S. dollar in relation to the Mexican peso would significantly increase our costs relating to the purchase of raw materials and the production of frozen vegetable products to the extent we have not purchased Mexican pesos or otherwise entered into hedging arrangements in advance of the weakening of the U.S. dollar. As a result, certain revenues and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations, and these fluctuations may have an adverse impact on operating results. For example, in recent years our results of operations from our Green Giant frozen operations in Mexico have been negatively impacted by appreciation in the strength of the Mexican peso relative to the U.S. dollar.

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

As of January 3, 2026, we had $543.8 million of goodwill and $1,059.6 million of indefinite-lived intangible assets recorded in our consolidated balance sheet. Following material impairments we recorded to goodwill and indefinite-lived intangible trademark assets in fiscal 2025, 2024 and 2023, none of our indefinite-lived intangible assets had a book value in excess of their calculated fair values and the percentage excess of the aggregate calculated fair value over the aggregate book value was approximately 301.1%. As of January 3, 2026, the fair values of our indefinite-lived intangible assets exceeded their carrying amounts by margins ranging from approximately 5% to 2,498%. Five brands had fair values closest to their respective book values, defined as less than 50 percent above carrying amount, and therefore represent the assets at highest relative risk of potential future impairment. These brands were Sugar Twin at 5% above a book value of $15.5 million, Static Guard at 9% above a book value of $18.8 million, Victoria at 22% above a book value of $6.7 million, Bear Creek at 42% above a book value of $113.4 million, and B&G at 43% above a book value of $12.3 million. However, materially different assumptions regarding the future performance of our businesses or discount rates could result in significant additional impairment losses. For example, if future revenues and contributions to our operating results for any of our brands or operating segments, including recently impaired brands and newly acquired brands, deteriorate, at rates in excess of our current projections, we may be required to record additional non-cash impairment charges to certain intangible assets. In addition, any significant decline in our market capitalization or changes in discount rates, even if due to macroeconomic factors, could put pressure on the carrying value of our goodwill or the goodwill of any of our operating segments. A determination that all or a portion of our goodwill or indefinite-lived intangible assets are impaired, although a non-cash charge to operations, could have a material adverse effect on our business, consolidated financial condition and results of operations.

The table below sets forth the book value as of January 3, 2026 of the indefinite-lived trademarks for each of our brands whose net sales equaled or exceeded 3% of our fiscal 2025 or fiscal 2024 net sales and for “all other brands” in the aggregate (in thousands):

January 3, 2026
Brand(1):
Crisco	$321,127
Dash	189,000
Spices & Seasonings(2)	65,200
Ortega	32,339
Cream of Wheat	27,000
Clabber Girl(3)	19,600
Maple Grove Farms of Vermont	11,627
Green Giant	—
All other brands	393,754
Total indefinite-lived trademarks	$1,059,647
(1)	For net sales for fiscal 2025 and fiscal 2024 for each of the brands listed in this table, see “Results of Operations – Net Sales by Brand” below.
(2)	The spices & seasonings acquisition was completed on November 21, 2016. Includes trademark values for multiple brands acquired as part of the acquisition.
(3)	The Clabber Girl acquisition was completed on May 15, 2019. Includes trademark values for multiple brands acquired as part of the acquisition.

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

For a further discussion of our annual impairment testing of goodwill and indefinite-lived intangible assets (trademarks) and the material non-cash impairment charges to goodwill and indefinite-lived intangible trademark assets that we recorded in fiscal 2025, 2024 and 2023, see Note 2(g), “Summary of Significant Accounting Policies—Goodwill and Other Intangible Assets” and Note 6, “Goodwill and Other Intangible Assets” to our consolidated financial statements in Part II, Item 8 of this report.

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

See “One Big Beautiful Bill Act” below for a discussion of the U.S. One Big Beautiful Bill Act of 2025, which we refer to as the “OBBBA,” and the impact it has had, and may have, on our business and financial results.

Pension Expense

We maintain four company-sponsored defined benefit pension plans covering approximately 21.4% of our employees. Our funding policy for company-sponsored defined benefit pension plans is to contribute annually not less than the amount recommended by our actuaries. The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates, employee-related demographic factors, such as turnover, retirement age and mortality, and the rate of salary increases. Certain assumptions reflect our historical experience and management’s best judgment regarding future expectations. Due to the significant management judgment involved, our assumptions could have a material impact on the measurement of our pension expenses and obligations. We review pension assumptions regularly and we may from time to time make voluntary contributions to our pension plans, which exceed the amounts required by statute. We did not make any contributions to our company-sponsored pension plans during fiscal 2025 and we made contributions to our company-sponsored pension plans of $2.5 million in fiscal 2024. Changes in interest rates and the market value of the securities held by the plans could materially change, positively or negatively, the funded status of the plans and affect the level of pension expense and required contributions in fiscal 2026 and beyond.

Our discount rate assumption for our four company-sponsored defined benefit plans changed from 5.41% - 5.50% at December 28, 2024 to 5.25% - 5.49% at January 3, 2026. As a sensitivity measure, a 0.25% decrease or increase in our discount rate would increase or decrease our pension expense by approximately $0.7 million or $0.6 million, respectively. Similarly, a 0.25% decrease or increase in the expected return on pension plan assets would increase or decrease our pension expense by approximately $0.5 million. During fiscal 2026 we expect to make contributions of approximately $2.5 million to our four company-sponsored defined benefit pension plans.

Our withdrawal in 2021 from a multi-employer pension plan relating to a former manufacturing facility requires us to make withdrawal liability payments to the plan of approximately $0.9 million per year for 20 years, which commenced on March 1, 2022. The remaining estimated present value of that liability of $11.8 million is recorded on our consolidated balance sheet as of January 3, 2026.

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

One Big Beautiful Bill Act

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the U.S. Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. Among the tax law changes that impacted us in fiscal 2025 and will continue to impact us in future years relate to the timing of certain tax deductions including depreciation expense, R&D expenditures and interest expense. The OBBBA allows for 100% bonus depreciation to be taken on eligible assets, the option to immediately expense domestic R&D expenditures as well as accelerate the deduction of previously capitalized expenses, and restores the earnings before interest, taxes, depreciation and amortization (EBITDA) calculation for purposes of determining interest limitations. We implemented certain changes in fiscal 2025 related to the interest deduction limitation, bonus depreciation and the immediate expensing of R&D expenses. The OBBBA did not have a material impact on our effective income tax rate, results of operations, financial condition or liquidity for fiscal 2025. Certain provisions of the OBBBA, including the restoration of the EBITDA calculation for purposes of determining interest limitations, drove a reduction in our cash taxes for fiscal 2025. See Note 10, “Income Taxes,” to our consolidated financial statements in Part II, Item 8 of this report.

Results of Operations

The following table sets forth the percentages of net sales represented by selected items for fiscal 2025 and fiscal 2024 reflected in our consolidated statements of operations. The comparisons of financial results are not necessarily indicative of future results:

	Fiscal 2025	Fiscal 2024
Statement of Operations Data:
Net sales	100.0%	100.0%
Cost of goods sold	78.2%	78.2%
Gross profit	21.8%	21.8%

Operating expenses:
Selling, general and administrative expenses	10.7%	9.7%
Amortization expense	1.1%	1.0%
Impairment of goodwill	—%	3.7%
(Gain) loss on sales of assets	(0.2)%	—%
Impairment of assets held for sale	1.6%	—%
Impairment of intangible assets	3.3%	16.6%
Operating income (loss)	5.3%	(9.2)%

Other expenses (income):
Interest expense, net	8.2%	8.1%
Other income	(0.3)%	(0.2)%
Loss before income tax benefit	(2.6)%	(17.1)%
Income tax benefit	(0.2)%	(4.1)%
Net loss	(2.4)%	(13.0)%

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

Impairment of Intangible Assets. Impairment of intangible assets includes pre-tax, non-cash impairment charges to indefinite-lived intangible trademark assets and pre-tax, non-cash impairment charges to finite-lived intangible customer relationship assets.

Impairment of Assets Held for Sale. Impairment of assets held for sale includes pre-tax, non-cash impairment charges to assets held for sale for Green Giant Canada.

Net Interest Expense. Net interest expense includes interest relating to our outstanding indebtedness, amortization of bond discount/premium and amortization of deferred debt financing costs (net of interest income).

Other Income. Other income includes the non-service portion of net periodic pension (benefit) cost and net periodic post-retirement benefit costs.

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

A reconciliation of net sales to base business net sales for fiscal 2025 and 2024 follows (in thousands):

	Fiscal 2025	Fiscal 2024
Net sales	$1,828,687	$1,932,454
Net sales from discontinued or divested brands(1)	(22,633)	(51,475)
Base business net sales	$1,806,054	$1,880,979
(1)	For fiscal 2025, reflects net sales of the Le Sueur U.S. shelf-stable vegetable brand and the Don Pepino and Sclafani brands through the applicable dates of the divestitures. For fiscal 2024, reflects net sales of the Le Sueur U.S. shelf -stable vegetable brand, which was divested on August 1, 2025, net sales of the Don Pepino and Sclafani brands, which were divested on May 23, 2025, and a net credit paid to customers relating to other discontinued and divested brands.

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

Reconciliations of net loss and net cash provided by operating activities to EBITDA and adjusted EBITDA for fiscal 2025 and fiscal 2024 along with the components of EBITDA and adjusted EBITDA follows (in thousands):

	Fiscal 2025	Fiscal 2024
Net loss	$(43,257)	$(251,251)
Income tax benefit	(4,477)	(79,258)
Interest expense, net(1) (2) (3)	149,631	157,447
Depreciation and amortization	66,223	68,614
EBITDA	168,120	(104,448)
Acquisition/divestiture-related and non-recurring expenses(4)	14,655	8,938
Impairment of goodwill(5)	—	70,580
Impairment of intangible assets(6)	60,798	320,000
(Gain) loss on sales of assets(7)	(2,867)	135
Impairment of property, plant and equipment, net(8)	2,994	208
Impairment of assets held for sale(9)	28,500	—
Adjusted EBITDA	$272,200	$295,413

	Fiscal 2025	Fiscal 2024
Net cash provided by operating activities	$101,396	$130,914
Income tax benefit	(4,477)	(79,258)
Interest expense, net(1)(2)(3)	149,631	157,447
Impairment of goodwill(5)	—	(70,580)
Impairment of intangible assets(6)	(60,798)	(320,000)
Gain (loss) on extinguishment of debt(1)	2,754	(2,126)
Loss on sales property, plant and equipment	(1,134)	(215)
Gain (loss) on sales of assets(7)	2,867	(135)
Impairment of property, plant and equipment(8)	(2,994)	(208)
Impairment of assets held for sale(9)	(28,500)	—
Deferred income taxes	1,816	99,107
Amortization of deferred debt financing costs and bond discount/premium	(6,420)	(5,928)
Share-based compensation expense	(13,317)	(8,664)
Changes in assets and liabilities, net of effects of business combinations	27,296	(4,802)
EBITDA	168,120	(104,448)
Acquisition/divestiture-related and non-recurring expenses(4)	14,655	8,938
Impairment of goodwill(5)	—	70,580
Impairment of intangible assets(6)	60,798	320,000
(Gain) loss on sales of assets(7)	(2,867)	135
Impairment of property, plant and equipment, net(8)	2,994	208
Impairment of assets held for sale(9)	28,500	—
Adjusted EBITDA	$272,200	$295,413

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

A reconciliation of net loss to adjusted net income and adjusted diluted earnings per share for fiscal 2025 and fiscal 2024, along with the components of adjusted net income and adjusted diluted earnings per share, follows (in thousands):

	Fiscal 2025	Fiscal 2024
Net loss	$(43,257)	$(251,251)
(Gain) loss on extinguishment of debt(1)	(2,754)	2,126
Accelerated amortization of deferred debt financing costs(2)	588	456
Debt financing costs(3)	28	1,140
Acquisition/divestiture-related and non-recurring expenses(4)	14,655	8,938
Impairment of goodwill(5)	—	70,580
Impairment of intangible assets(6)	60,798	320,000
(Gain) loss on sales of assets(7)	(2,867)	135
Impairment of property, plant and equipment, net(8)	2,994	208
Impairment of assets held for sale(9)	28,500	—
Tax adjustments(10)	3,858	2,282
Tax effects of non-GAAP adjustments(11)	(21,277)	(98,876)
Adjusted net income	$41,266	$55,738
Adjusted diluted earnings per share(12)	$0.51	$0.70
(1)	Net interest expense for fiscal 2025 was reduced by $2.3 million (or $1.7 million, net of tax) as a result of gains on extinguishment of debt related to our repurchases of $40.7 million aggregate principal amount of our 5.25% senior notes due 2027 in open market purchases during fiscal 2025 at discounted repurchase prices, which resulted in a pre-tax gain of $2.9 million, partially offset by the accelerated amortization of deferred debt financing costs of $0.6 million, described in footnote (3) below, for fiscal 2025.

Net interest expense for fiscal 2024 includes a loss on extinguishment of debt of $2.1 million (or $1.6 million, net of tax), which consists of $1.3 million related to the refinancing of tranche B term loans and $0.6 million related to the refinancing of revolving credit loans during the third quarter of 2024, and $0.2 million related to the redemption in full of our then remaining outstanding 5.25% senior notes due 2025 during the fourth quarter of 2024.

(2)	Net interest expense for fiscal 2025 includes the accelerated amortization of deferred debt financing costs of $0.6 million (or $0.4 million, net of tax), resulting from our repurchases of 5.25% senior notes due 2027 described in footnote (1) above.

Net interest expense for fiscal 2024 includes the accelerated amortization of deferred debt financing costs of $0.5 million (or $0.3 million, net of tax), resulting from our prepayment of $21.3 million aggregate principal amount of tranche B term loans and repurchase of $0.7 million aggregate principal amount of 8.00% senior secured notes due 2028 during the second quarter of 2024.

(3)	Debt financing costs for fiscal 2024 reflects the portion of debt financing costs incurred in connection with the refinancing of our senior secured credit facility that is included in net interest expense. Of the $1.1 million (or $0.9 million, net of tax) included in net interest expense for fiscal 2024, $0.7 million relates to the refinancing of revolving credit loans and $0.4 million relates to the refinancing of tranche B term loans.
(4)	Acquisition/divestiture-related and non-recurring expenses primarily include acquisition, integration and divestiture-related expenses for prior and potential future acquisitions and divestitures, and non-recurring expenses.
(5)	In connection with our transition from one reportable segment to four reportable segments during the first quarter of 2024, we reassigned assets and liabilities, including goodwill, between four reporting units (which are the same as our reportable segments). We completed a goodwill impairment test, both prior to and subsequent to the change in reporting structure, comparing the fair values of the reporting units to the carrying values. The goodwill impairment test resulted in us recognizing pre-tax, non-cash goodwill impairment charges of $70.6 million (or $53.4 million, net of tax) within our Frozen & Vegetables reporting unit during the first quarter of 2024. See Note 6, “Goodwill and Other Intangible Assets,” and Note 16, “Business Segment Information,” to our consolidated financial statements in Part II, Item 8 of this report.
(6)	During fiscal 2025, we recorded pre-tax, non-cash impairment charges of $60.8 million (or $46.1 million, net of tax), including $34.8 million (or $26.4 million, net of tax) related to finite-lived intangible customer relationship assets and indefinite-lived intangible trademark assets for the Green Giant brand during the fourth quarter of 2025 and $26.0 million (or $19.6 million, net of tax) related to indefinite-lived intangible trademark assets for the Victoria and McCann’s brands during the third quarter of 2025.

During the fourth quarter of 2024, we recorded pre-tax, non-cash impairment charges of $320.0 million (or $241.6 million, net of tax) related to indefinite-lived intangible trademark assets for the Green Giant, Victoria, Static Guard and McCann’s brands.

(7)	During fiscal 2025, we recognized a net gain on sale of assets of $2.9 million (or $2.2 million, net of tax), which includes a gain on sale of $15.5 million (or $11.6 million, net of tax) for the Le Sueur U.S. divestiture during the third quarter of 2025, partially offset by a loss on sale of $12.6 million (or $9.5 million, net of tax) for the Don Pepino divestiture during the second quarter of 2025.
(8)	During the first quarter of 2025, we recorded pre-tax, non-cash impairment charges of $3.0 million (or $2.3 million, net of tax) related to property, plant and equipment.
(9)	During the third quarter of 2025, we reclassified $75.6 million of inventories, $6.3 million of indefinite-lived trademark intangible assets and $3.1 million of finite-lived customer relationship intangible assets related to Green Giant Canada within the Frozen & Vegetables business unit to assets held for sale as of the end of the third quarter of 2025. We then measured the assets held for sale at the lower of their carrying value or fair value less the estimated costs to sell, and recorded pre-tax, non-cash impairment charges of $27.8 million (or $21.0 million, net of tax) during the third quarter of 2025. During the fourth quarter of 2025, the value of inventories included in assets held for sale decreased by $5.2 million and we recorded additional pre-tax, non-cash impairment charges of $0.7 million (or $0.6 million, net of tax) related to inventories included in assets held for sale.
(10)	We recorded a net tax adjustment expense of $3.9 million during fiscal 2025, primarily comprised of a valuation allowance of $4.6 million related to our interest expense deduction limitation, $0.9 million related to share-based compensation and rate changes, and a return-to-provision adjustment of $0.5 million, partially offset by a tax adjustment benefit of $2.1 million for a change in tax regulations for Section 987 of the Internal Revenue Code of 1986.

Tax adjustments for fiscal 2024 relate to return-to-provision adjustments in the U.S., Mexico and Canada.

(11)	Represents the tax effects of the non-GAAP adjustments listed above, assuming a tax rate of approximately 24.5%.
(12)	We were in a net loss position for fiscal 2025 and fiscal 2024, therefore there are no potentially dilutive share-based compensation awards included in the calculation of diluted weighted average shares outstanding for those periods, as their effect would have been antidilutive. However, given that the adjustments described above resulted in adjusted net income for those periods, the dilutive impact of potentially dilutive share-based compensation awards are being included in the calculation of adjusted diluted weighted average shares outstanding and, therefore, in the calculation of adjusted diluted earnings per share.

Segment Adjusted EBITDA and Segment Adjusted Expenses. For a discussion of segment adjusted EBITDA, segment adjusted expenses and a reconciliation of segment adjusted EBITDA to net loss, see Note 16, “Business Segment Information,” to our consolidated financial statements in Part II, Item 8 of this report.

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

A reconciliation of gross profit to adjusted gross profit and gross profit percentage to adjusted gross profit percentage for fiscal 2025 and 2024 follows (in thousands, except percentages):

	Fiscal Year Ended
	Fiscal 2025	Fiscal 2024
Gross profit	$398,817	$421,950
Acquisition/divestiture-related expenses and non-recurring expenses included in cost of goods sold(1)	3,539	5,979
Adjusted gross profit	$402,356	$427,929

Gross profit percentage	21.8%	21.8%
Acquisition/divestiture-related expenses and non-recurring expenses included in cost of goods sold as a percentage of net sales	0.2%	0.3%
Adjusted gross profit percentage	22.0%	22.1%
(1)	Acquisition/divestiture-related expenses and non-recurring expenses included in cost of goods sold primarily include acquisition, integration and divestiture-related expenses for prior and potential future acquisitions and divestitures, and non-recurring expenses.

Fiscal 2025 Compared to Fiscal 2024

Net Sales. Net sales for fiscal 2025 decreased $103.8 million, or 5.4%, to $1,828.7 million from $1,932.5 million for fiscal 2024. The decrease was primarily attributable to a decrease in base business net sales and the Le Sueur U.S. and Don Pepino divestitures. Net sales of the divested brands were $51.6 million in fiscal 2024, compared to $22.6 million in fiscal 2025 through the applicable dates of divestiture, which were August 1, 2025 and May 23, 2025, respectively.

Base business net sales for fiscal 2025 decreased $74.9 million, or 4.0%, to $1,806.1 million from $1,881.0 million for fiscal 2024. The decrease in base business net sales was driven by a decrease in volume of $66.3 million, or 3.5% of base business net sales, a decrease in net pricing and the impact of product mix of $5.5 million, or 0.3% of base business net sales, and the negative impact of foreign currency of $3.1 million.

Gross Profit. For fiscal 2025, gross profit was $398.8 million, or 21.8% of net sales, and adjusted gross profit was $402.4 million, or 22.0% of net sales. For fiscal 2024, gross profit was $422.0 million, or 21.8% of net sales, and adjusted gross profit was $427.9 million, or 22.1% of net sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $6.8 million, or 3.7%, to $194.9 million for fiscal 2025 from $188.1 million for fiscal 2024. The increase was composed of increases in acquisition/divestiture-related and non-recurring expenses of $9.9 million and general and administrative expenses of $2.1 million, partially offset by decreases in consumer marketing expenses of $3.8 million and warehousing expenses of $1.4 million. Expressed as a percentage of net sales, selling, general and administrative expenses increased by 1.0 percentage point to 10.7% for fiscal 2025, as compared to 9.7% for fiscal 2024.

Amortization Expense. Amortization expense decreased $0.1 million to $20.3 million for fiscal 2025 from $20.4 million for fiscal 2024.

Impairment of Goodwill. In connection with our transition from one reportable segment to four reportable segments during the first quarter of 2024, we reassigned assets and liabilities, including goodwill, between four reporting units (which are the same as our reportable segments) and completed a goodwill impairment test, both prior to and subsequent to the change, comparing the fair values of the reporting units to the carrying values. The goodwill impairment test resulted in us recognizing pre-tax, non-cash goodwill impairment charges of $70.6 million within our Frozen & Vegetables reporting segment during the first quarter of 2024. See Note 6, “Goodwill and Other Intangible Assets,” and Note 16, “Business Segment Information,” to our consolidated financial statements in Part II, Item 8 of this report.

Impairment of Intangible Assets. During fiscal 2025, we recorded pre-tax, non-cash impairment charges of $60.8 million, including $34.8 million related to finite-lived intangible customer relationship assets and indefinite-lived intangible trademark assets for the Green Giant brand during the fourth quarter of 2025, and $26.0 million related to indefinite-lived intangible trademark assets for the Victoria and McCann’s brands during the third quarter of 2025. During fiscal 2024, we recorded pre-tax, non-cash impairment charges of $320.0 million related to indefinite-lived intangible trademark assets for our Green Giant, Victoria, Static Guard and McCann’s brands. The impairment charges were driven by our projections for reduced net sales and lower margins for the brands due to, among other factors, ongoing challenges in the consumer packaged foods industry, particularly within the frozen and shelf-stable vegetable categories, which have faced both declining consumer demand and cost pressures. Additionally, unfavorable weather conditions in key growing regions where we source many of our products, along with the impact of unfavorable foreign exchange rates, have led to significantly higher costs, further impacting brand valuations.

(Gain) Loss on Sales of Assets. During fiscal 2025, we recognized a net gain on sale of assets of $2.9 million, which includes a gain on sale of $15.5 million for the Le Sueur U.S. divestiture during the third quarter of 2025 and a loss on sale of $12.6 million for the Don Pepino divestiture during the second quarter of 2025.

During the first quarter of 2024, we recorded a post-closing inventory adjustment related to the 2023 Green Giant U.S. shelf-stable divestiture and recorded an additional loss on sale of assets $0.1 million.

See Note 6, “Goodwill and Other Intangible Assets” to our consolidated financial statements for a more detailed description of the impairment of intangible assets in fiscal 2025 and fiscal 2024.

Impairment of Assets Held for Sale. During fiscal 2025, we reclassified $75.6 million of inventories, $6.3 million of indefinite-lived trademark assets and $3.1 million of finite-lived customer relationship intangible assets related to Green Giant Canada within the Frozen & Vegetables business unit to assets held for sale as of the end of the third quarter of 2025. We then measured the assets held for sale at the lower of their carrying value or fair value less the estimated costs to sell, and recorded pre-tax, non-cash impairment charges of $27.8 million during the third quarter of 2025. During the fourth quarter of 2025, the value of inventories included in assets held for sale decreased by $5.2 million and we recorded additional pre-tax, non-cash impairment charges of $0.7 million related to inventories included in assets held for sale.

Operating Income (Loss). As a result of the foregoing, operating income increased $274.4 million to an operating income of $97.1 million for fiscal 2025 from an operating loss of $177.3 million for fiscal 2024. For fiscal 2025, operating income expressed as a percentage of net sales was 5.3% and for fiscal 2024, operating loss expressed as a percentage of net sales was 9.2%.

Net Interest Expense. Net interest expense decreased $7.8 million, or 5.0%, to $149.6 million for fiscal 2025 from $157.4 million for fiscal 2024. The decrease was primarily attributable to a reduction in average long-term debt outstanding and lower average interest rates on our variable rate borrowings during fiscal 2025 compared to fiscal 2024, and a net gain on extinguishment of debt of $2.3 million during fiscal 2025 compared to a loss on extinguishment of debt of $2.1 million during fiscal 2024.

Other Income. Other income for fiscal 2025 and fiscal 2024 reflects the expected return on pension plan assets and the amortization of unrecognized gain less the interest cost on the projected benefit obligation of $4.8 million and $4.2 million, respectively.

Income Tax Benefit. Income tax benefit decreased $74.8 million to $4.5 million for fiscal 2025 from $79.3 million for fiscal 2024, and our effective tax rate decreased from 24.0% to 9.4%. The decreases in income tax benefit and effective tax rate were primarily due to a change in valuation allowance related to the realizability of our deferred tax asset associated with the carryforward of interest deduction in the U.S. along with non-deductible share-based compensation. See “One Big Beautiful Bill Act” above for a discussion of the impact of the tax legislation on income tax benefit.

Fiscal 2024 Compared to Fiscal 2023

For a discussion of fiscal 2024 compared to fiscal 2023, including business segment operating results for fiscal 2024 compared to fiscal 2023, please refer to our 2024 Annual Report on Form 10-K, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, filed with the SEC on February 25, 2025.

Business Segment Operating Results

We operate in four reportable business segments: Specialty, Meals, Frozen & Vegetables, and Spices & Flavor Solutions. See Note 16, “Business Segment Information,” to our consolidated financial statements in Part II, Item 8 of this report for a description of our business segments and for a reconciliation of segment adjusted EBITDA to net loss.

Specialty Segment Results. Specialty segment results were as follows (dollars in thousands):

	Fiscal Year Ended
	January 3,	December 28,
	2026	2024	$ Change	% Change
Specialty segment net sales	$629,976	$679,076	$(49,100)	(7.2)%
Specialty segment adjusted expenses	470,291	508,939	(38,648)	(7.6)%
Specialty segment adjusted EBITDA	$159,685	$170,137	$(10,452)	(6.1)%

The decrease in Specialty segment net sales was primarily due to decreased volumes across the Specialty business unit in the aggregate, a decrease in net pricing and the impact of product mix, the Don Pepino divestiture (which negatively impacted net sales versus the prior year period by $9.4 million), and the modest negative impact of foreign currency.

The decrease in Specialty segment adjusted EBITDA was primarily due to the decrease in net sales and the impact of tariffs, offset in part by a decrease in raw material costs as a percentage of net sales.

Meals Segment Results. Meals segment results were as follows (dollars in thousands):

	Fiscal Year Ended
	January 3,	December 28,
	2026	2024	$ Change	% Change
Meals segment net sales	$444,426	$462,397	$(17,971)	(3.9)%
Meals segment adjusted expenses	337,830	361,344	(23,514)	(6.5)%
Meals segment adjusted EBITDA	$106,596	$101,053	$5,543	5.5%

The decrease in Meals segment net sales was primarily due to a decrease in volumes across the Meals business unit in the aggregate, partially offset by an increase in net pricing and the impact of product mix.

The increase in Meals segment adjusted EBITDA was primarily due to the increase in net pricing and improved product mix and cost reductions in certain inputs, as well as from increased plant volumes as pertaining to in-sourcing the manufacturing of certain additional products previously outsourced, offset in part by lower net sales volumes.

Frozen & Vegetables Segment Results. Frozen & Vegetables segment results were as follows (dollars in thousands):

	Fiscal Year Ended
	January 3,	December 28,
	2026	2024	$ Change	% Change
Frozen & Vegetables segment net sales	$358,571	$395,785	$(37,214)	(9.4)%
Frozen & Vegetables segment adjusted expenses	358,902	386,263	(27,361)	(7.1)%
Frozen & Vegetables segment adjusted EBITDA	$(331)	$9,522	$(9,853)	(103.5)%

The decrease in Frozen & Vegetables segment net sales was primarily due to the Le Sueur U.S. divestiture (which negatively impacted net sales versus the prior year period by $19.6 million), a decrease in volumes, a decrease in net pricing and the impact of product mix, and the negative impact of foreign currency.

The decrease in Frozen & Vegetables segment adjusted EBITDA was primarily due to a decrease in net sales, increased trade promotions, an increase in raw material and manufacturing costs (including the impact of tariffs), the Le Sueur U.S. divestiture, and the negative impact of foreign currency on products manufactured at our manufacturing facility in Mexico.

Spices & Flavor Solutions Segment Results. Spices & Flavor Solutions segment results were as follows (dollars in thousands):

	Fiscal Year Ended
	January 3,	December 28,
	2026	2024	$ Change	% Change
Spices & Flavor Solutions segment net sales	$395,714	$395,196	$518	0.1%
Spices & Flavor Solutions segment adjusted expenses	295,795	284,348	11,447	4.0%
Spices & Flavor Solutions segment adjusted EBITDA	$99,919	$110,848	$(10,929)	(9.9)%

The increase in Spices & Flavor Solutions segment net sales was primarily due to an increase in net pricing and the impact of product mix, partially offset by a decline in volumes across the Spices & Flavor Solutions business unit in the aggregate.

The decrease in Spices & Flavor Solutions segment adjusted EBITDA was primarily due to the impact of tariffs, the impact of product mix, increases in raw material costs (particularly for garlic and black pepper), and the impact of unfavorable manufacturing facility absorption.

Unallocated Corporate Items. Unallocated corporate expenses decreased $2.4 million, or 2.6% in fiscal 2025 to $93.7 million from $96.1 million for fiscal 2024.

Net Sales by Brand

The following table sets forth net sales for each of our brands whose net sales for fiscal 2025 or fiscal 2024 equaled or exceeded 3% of our total net sales for those periods, and for all other brands in the aggregate (in thousands):

	Fiscal Weeks Ended
	January 3,	December 28,
	2026	2024
Brand(1):
Green Giant(2)	$287,399	$308,008
Crisco	279,112	303,178
Ortega	132,341	138,048
Clabber Girl(3)	120,470	122,307
Maple Grove Farms of Vermont	83,491	85,522
Cream of Wheat	75,027	77,931
Dash	58,857	62,226
All other brands	791,990	835,234
Total	$1,828,687	$1,932,454
(1)	Net sales for each brand includes branded net sales and, if applicable, any private label and foodservice net sales attributable to the brand.
(2)	Also includes net sales for the Le Sueur brand.
(3)	Includes net sales for multiple brands acquired as part of the Clabber Girl acquisition that we completed on May 15, 2019, including, among others, the Clabber Girl, Rumford, Davis, Hearth Club and Royal brands of retail baking powder, baking soda and corn starch, and the Royal brand of foodservice dessert mixes.

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

Cash Flows

Net Cash Provided by Operating Activities. Net cash provided by operating activities decreased $29.5 million to $101.4 million for fiscal 2025 from $130.9 million for fiscal 2024. The decrease was largely due to a reduction in net sales in fiscal 2025 as compared to fiscal 2024, and unfavorable working capital comparisons in fiscal 2025 compared to fiscal 2024, primarily related to inventories, prepaid expenses and other current assets, accrued expenses and lease liabilities, partially offset by favorable working capital comparisons related to trade accounts receivable. Net cash provided by operating activities for fiscal 2025 was also negatively impacted by an $11.5 million purchase price deposit paid in connection with the pending College Inn and Kitchen Basics acquisition.

The unfavorable working capital comparison was due in large part to the Le Sueur U.S. divestiture and the timing of our inventory purchases during pack season prior to the closing date of the divestiture, which had a negative impact on our net cash provided by operating activities during fiscal 2025, but increased the purchase price we received for the Le Sueur U.S. divestiture by a similar amount, which purchase price had a positive impact of approximately $59.1 million on our cash provided by investing activities during fiscal 2025.

Net Cash Provided by (Used in) Investing Activities. For fiscal 2025, net cash provided by investing activities was $39.3 million, primarily reflecting $69.7 million of proceeds we received from the Le Sueur U.S. and Don Pepino divestitures, partially offset by $30.6 million of capital expenditures. For fiscal 2024, net cash used in investing activities was $27.7 million, primarily reflecting $27.3 million of capital expenditures.

Net Cash Used in Financing Activities. Net cash used in financing activities increased $42.8 million to $135.8 million for fiscal 2025 from $93.0 million for fiscal 2024.

For fiscal 2025, net cash used in financing activities primarily reflects dividend payments of $60.6 million, redemptions and repurchases of 5.25% senior notes due 2027 of $37.8 million, a net decrease in revolving loan borrowings of $30.0 million, and prepayments of term loan borrowings of $5.6 million.

For fiscal 2024, net cash used in financing activities primarily reflects redemptions and repurchases of 5.25% senior notes due 2025 of $266.1 million, net prepayments of term loan borrowings of $78.6 million, dividend payments of $60.0 million and debt refinancing costs of $12.6 million, partially offset by gross proceeds from the issuance of an additional $250.0 million principal amount of 8.00% senior secured notes due 2028 and a net increase in revolving loan borrowings of $75.0 million.

Cash Income Tax Payments, Net of Refunds. We made cash income tax payments, net of refunds, of approximately $5.8 million and $21.2 million during fiscal 2025 and fiscal 2024, respectively. We believe that we will realize a benefit to our cash taxes payable from amortization of our trademarks, goodwill and other intangible assets for the taxable years 2026 through 2038. We also take material annual deductions for net interest expense due to our substantial indebtedness. However, the U.S. Tax Cuts and Jobs Act enacted in 2017 limits the deduction for net interest expense incurred by a corporate taxpayer to 30% of the taxpayer’s adjusted taxable income. We have been subject to the interest expense deduction limitation for the past three fiscal years and, even though the One Big Beautiful Bill Act (OBBBA), enacted on July 4, 2025 restores the earnings before interest, taxes, depreciation and amortization (EBITDA) calculation for purposes of determining interest expense deduction limitations, we were subject to the interest expense deduction limitation in fiscal 2025 and we expect to continue to be subject to the interest expense deduction limitation in fiscal 2026 and future years. During fiscal 2025, we increased our valuation allowance by $4.6 million. See “One Big Beautiful Bill Act” above for a discussion of the impact and expected impact of the OBBBA on our cash income tax payments, net of refunds, including the impact the OBBBA had in fiscal 2025 and is expected to have in fiscal 2026 and beyond on our interest expense deductions and our cash taxes.

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

We intend to finance the pending College Inn and Kitchen Basics acquisition with proceeds from divestitures, cash on hand and revolving loans under our existing credit facility. The impact of future acquisitions, whether financed with additional indebtedness or otherwise, may have a material impact on our liquidity and capital resources.

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

Future Capital Needs

We are highly leveraged. On January 3, 2026, the aggregate principal amount of our long-term debt (including current portion) of $1,968.0 million, net of our cash and cash equivalents of $56.3 million, was $1,911.7 million. Stockholders’ equity as of that date was $452.9 million.

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

We expect to make capital expenditures of approximately $35.0 million to $40.0 million in the aggregate during fiscal 2026. Our projected capital expenditures for fiscal 2026 primarily relate to asset sustainability projects, cost savings initiatives, information technology (hardware and software), including cybersecurity, and environmental compliance.

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

The following tables present summarized unaudited financial information on a combined basis for B&G Foods and each of the guarantor subsidiaries described above after elimination of (1) intercompany transactions and balances among B&G Foods and the guarantor subsidiaries and (2) investments in any subsidiary that is a non-guarantor (in thousands):

	January 3,	December 28,
	2026	2024
Current assets(1)	$652,802	$690,367
Non-current assets	2,027,967	2,146,552
Current liabilities(2)	227,742	224,344
Non-current liabilities	$2,157,385	$2,230,946
(1)	Current assets includes amounts due from non-guarantor subsidiaries of $50.4 million and $50.2 million as of January 3, 2026 and December 28, 2024, respectively.
(2)	Current liabilities includes amounts due to non-guarantor subsidiaries of $26.8 million and $13.0 million as of January 3, 2026 and December 28, 2024, respectively.

	Fiscal 2025	Fiscal 2024
Net sales	$1,693,301	$1,797,627
Gross profit	392,524	410,388
Operating income (loss)	95,200	(195,693)
Loss before income taxes	(49,624)	(348,969)
Net loss	$(44,415)	$(263,903)

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

Changes in interest rates impact our fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas for variable rate debt, a change in the interest rates will impact interest expense and cash flows. At January 3, 2026, we had $1,308.6 million of fixed rate debt and $659.4 million of variable rate debt.

Based upon our principal amount of long-term debt outstanding at January 3, 2026, a hypothetical 1.0% increase or decrease in interest rates would have affected our annual interest expense by approximately $6.6 million.

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

Item 8. Financial Statements and Supplementary Data.

The consolidated balance sheets at January 3, 2026 and December 28, 2024 and the consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for fiscal 2025, 2024 and 2023 and related notes are set forth below.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

B&G Foods, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of B&G Foods, Inc. and subsidiaries (the Company) as of January 3, 2026 and December 28, 2024, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the fiscal years ended January 3, 2026, December 28, 2024 and December 30, 2023, and the related notes and schedule of valuation and qualifying accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 3, 2026 and December 28, 2024, and the results of its operations and its cash flows for each of the fiscal years ended January 3, 2026, December 28, 2024 and December 30, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 3, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 3, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment of the carrying values of certain indefinite-lived intangible assets

As discussed in Notes 2 and 6 to the consolidated financial statements, the Company had $1,059.6 million of indefinite-lived trademark assets as of January 3, 2026. The Company performs indefinite-lived intangible assets impairment testing as of the last day of each fiscal year and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. The Company tests the indefinite-lived intangible assets by comparing the fair value with the carrying value and recognizes a loss for the difference. The Company estimates the fair value of the indefinite-lived intangible assets primarily using the discounted cash flows method. The Company also considers other observable market indicators to evaluate the results of its discounted cash flow analysis. Based upon the analysis performed, the Company recognized impairment charges on certain indefinite-lived intangible assets of $48.4 million during the year ended January 3, 2026.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s indefinite-lived intangible asset impairment assessment process, including controls related to the determination of the fair value of the indefinite-lived intangible assets, related forecasted sales growth rates, terminal growth rate, margins, determination of the discount rate, and consideration of the market indicators. We evaluated the Company’s forecasted sales growth rates and margins by comparing them to historical actual results of the Company and other industry data, as applicable. In addition, we compared the Company’s historical sales forecasts and margins to actual results. For certain trademark assets under assessment, we compared observable market indicators to the fair value determined using the discounted cash flows method. We involved valuation professionals with specialized skill and knowledge, who assisted in:

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
March 3, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

B&G Foods, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited B&G Foods, Inc. and subsidiaries' (the Company) internal control over financial reporting as of January 3, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 3, 2026 and December 28, 2024, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the fiscal years ended January 3, 2026, December 28, 2024 and December 30, 2023, and the related notes and schedule of valuation and qualifying accounts (collectively, the consolidated financial statements), and our report dated March 3, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Short Hills, New Jersey

March 3, 2026

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	January 3,	December 28,
	2026	2024
Assets
Current assets:
Cash and cash equivalents	$56,293	$50,583
Trade accounts receivable, less allowance for doubtful accounts and discounts of $2,034 and $3,529 as of January 3, 2026 and December 28, 2024, respectively	140,699	172,260
Inventories	420,766	511,232
Assets held for sale	51,343	—
Prepaid expenses and other current assets	53,380	38,301
Income tax receivable	17,337	9,068
Total current assets	739,818	781,444

Property, plant and equipment, net of accumulated depreciation of $484,809 and $464,153 as of January 3, 2026 and December 28, 2024, respectively	253,433	278,119
Operating lease right-of-use assets	50,983	55,431
Finance lease right-of-use assets	—	773
Goodwill	543,812	548,231
Other intangible assets, net	1,190,974	1,285,946
Other assets	45,890	34,788
Deferred income taxes	9,885	9,320
Total assets	$2,834,795	$2,994,052

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$107,669	$113,209
Accrued expenses	78,436	83,960
Current portion of operating lease liabilities	16,697	17,963
Current portion of finance lease liabilities	—	726
Current portion of long-term debt	4,500	5,625
Income tax payable	343	344
Dividends payable	15,196	15,038
Total current liabilities	222,841	236,865

Long-term debt, net of current portion	1,945,576	2,014,823
Deferred income taxes	167,951	168,027
Long-term operating lease liabilities, net of current portion	34,636	37,697
Other liabilities	10,866	11,833
Total liabilities	2,381,870	2,469,245
Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share. Authorized 125,000,000 shares; 79,977,050 and 79,144,800 shares issued and outstanding as of January 3, 2026 and December 28, 2024, respectively	800	791
Additional paid-in capital	—	—
Accumulated other comprehensive income (loss)	15,045	(4,743)
Retained earnings	437,080	528,759
Total stockholders’ equity	452,925	524,807
Total liabilities and stockholders’ equity	$2,834,795	$2,994,052

See accompanying Notes to Consolidated Financial Statements.

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

	Fiscal Year Ended
	January 3,	December 28,	December 30,
	2026	2024	2023
Net sales	$1,828,687	$1,932,454	$2,062,313
Cost of goods sold	1,429,870	1,510,504	1,606,792
Gross profit	398,817	421,950	455,521

Operating expenses (income):
Selling, general and administrative expenses	194,947	188,068	196,044
Amortization expense	20,292	20,444	20,760
Impairment of goodwill	—	70,580	—
(Gain) loss on sales of assets	(2,867)	135	137,798
Impairment of assets held for sale	28,500	—	—
Impairment of intangible assets	60,798	320,000	20,500
Operating income (loss)	97,147	(177,277)	80,419

Other expenses (income):
Interest expense, net	149,631	157,447	151,333
Other income	(4,750)	(4,215)	(3,781)
Loss before income tax benefit	(47,734)	(330,509)	(67,133)
Income tax benefit	(4,477)	(79,258)	(935)
Net loss	$(43,257)	$(251,251)	$(66,198)

Weighted average shares outstanding:
Basic	79,755	79,012	74,267
Diluted	79,755	79,012	74,267

Loss per share:
Basic	$(0.54)	$(3.18)	$(0.89)
Diluted	$(0.54)	$(3.18)	$(0.89)

Cash dividends declared per share	$0.76	$0.76	$0.76

See accompanying Notes to Consolidated Financial Statements.

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(In thousands)

	Fiscal Year Ended
	January 3,	December 28,	December 30,
	2026	2024	2023
Net loss	$(43,257)	$(251,251)	$(66,198)

Other comprehensive income (loss):
Foreign currency translation adjustments	12,945	(20,342)	10,083
Pension gain, net of tax	6,843	13,002	1,863
Other comprehensive income (loss)	19,788	(7,340)	11,946
Comprehensive loss	$(23,469)	$(258,591)	$(54,252)

See accompanying Notes to Consolidated Financial Statements.

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share and per share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2022	71,668,144	$717	$—	$(9,349)	$876,798	$868,166
Foreign currency translation	—	—	—	10,083	—	10,083
Change in pension benefit (net of $617 of income taxes)	—	—	—	1,863	—	1,863
Net loss	—	—	—	—	(66,198)	(66,198)
Share-based compensation	—	—	7,191	—	—	7,191
Issuance of common stock for share-based compensation	640,475	6	(1,667)	—	—	(1,661)
Cancellation of restricted stock for tax withholding upon vesting	(14,448)	—	(217)	—	—	(217)
Cancellation of restricted stock upon forfeiture	(2,598)	—	—	—	—	—
Issuance of common stock in ATM offering	6,332,846	63	73,506			73,569
Dividends declared on common stock, $0.76 per share	—	—	(31,823)	—	(25,510)	(57,333)
Balance at December 30, 2023	78,624,419	$786	$46,990	$2,597	$785,090	$835,463
Foreign currency translation	—	—	—	(20,342)	—	(20,342)
Change in pension benefit (net of $4,334 of income taxes)	—	—	—	13,002	—	13,002
Net loss	—	—	—	—	(251,251)	(251,251)
Share-based compensation	—	—	8,690	—	—	8,690
Issuance of common stock for share-based compensation	596,278	6	(6)	—	—	—
Cancellation of restricted stock for tax withholding upon vesting	(54,668)	(1)	(614)	—	—	(615)
Cancellation of restricted stock upon forfeiture	(21,229)	—	—	—		—
Issuance of common stock in ATM offering	—	—	—	—	—	—
Dividends declared on common stock, $0.76 per share	—	—	(55,060)	—	(5,080)	(60,140)
Balance at December 28, 2024	79,144,800	$791	$—	$(4,743)	$528,759	$524,807
Foreign currency translation	—	—	—	12,945	—	12,945
Change in pension benefit (net of $2,281 of income taxes)	—	—	—	6,843	—	6,843
Net loss	—	—	—	—	(43,257)	(43,257)
Share-based compensation	—	—	13,235	—	—	13,235
Issuance of common stock for share-based compensation	989,572	10	(10)	—	—	—
Cancellation of restricted stock for tax withholding upon vesting	(146,868)	(1)	(892)	—	—	(893)
Cancellation of restricted stock upon forfeiture	(10,454)	—	—	—	—	—
Dividends declared on common stock, $0.76 per share	—	—	(12,333)	—	(48,422)	(60,755)
Balance at January 3, 2026	79,977,050	$800	$—	$15,045	$437,080	$452,925

See accompanying Notes to Consolidated Financial Statements.

B&G FOODS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Year Ended
	January 3,	December 28,	December 30,
	2026	2024	2023
Cash flows from operating activities:
Net loss	$(43,257)	$(251,251)	$(66,198)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,223	68,614	69,620
Amortization of operating lease right-of-use assets	20,152	19,387	18,761
Amortization of deferred debt financing costs and bond discount/premium	6,420	5,928	7,510
Deferred income taxes	(1,816)	(99,107)	(26,395)
Impairment of goodwill	—	70,580	—
Impairment of assets held for sale	28,500	—	—
Impairment of intangible assets	60,798	320,000	20,500
Impairment of property, plant and equipment	2,994	208	—
Loss on sales of property, plant and equipment	1,134	215	725
(Gain) loss on sales of assets	(2,867)	135	137,798
(Gain) loss on extinguishment of debt	(2,754)	2,126	(911)
Share-based compensation expense	13,317	8,664	7,191
Changes in assets and liabilities, net of effects of businesses acquired:
Trade accounts receivable	32,065	(30,297)	7,325
Inventories	(23,318)	43,247	89,909
Prepaid expenses and other current assets	(14,367)	2,338	(3,097)
Income tax receivable/payable, net	(8,042)	(1,511)	575
Other assets	(9,297)	(13,715)	(4,348)
Trade accounts payable	(3,139)	(9,168)	(8,272)
Accrued expenses and lease liabilities	(29,506)	(13,824)	(5,606)
Other liabilities	8,156	8,345	2,672
Net cash provided by operating activities	101,396	130,914	247,759

Cash flows from investing activities:
Capital expenditures	(30,647)	(27,263)	(25,689)
Proceeds from sales of assets	69,963	(422)	107,282
Net cash provided by (used in) investing activities	39,316	(27,685)	81,593

Cash flows from financing activities:
Redemptions and repurchases of senior notes	(37,817)	(266,077)	(632,426)
Proceeds from issuance of senior secured notes	—	250,000	550,000
Repayments of borrowings under term loan facility	(5,625)	(528,625)	(143,000)
Borrowings under term loan facility	—	450,000	—
Repayments of borrowings under revolving credit facility	(225,000)	(365,000)	(552,500)
Borrowings under revolving credit facility	195,000	440,000	440,000
Proceeds from issuance of common stock, net	—	—	73,826
Dividends paid	(60,598)	(60,041)	(56,011)
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	(893)	(615)	(1,879)
Payments of debt financing costs	(882)	(12,605)	(11,701)
Net cash used in financing activities	(135,815)	(92,963)	(333,691)

Effect of exchange rate fluctuations on cash and cash equivalents	813	(777)	(9)
Net increase (decrease) in cash and cash equivalents	5,710	9,489	(4,348)

Cash and cash equivalents at beginning of year	50,583	41,094	45,442
Cash and cash equivalents at end of year	$56,293	$50,583	$41,094

Supplemental disclosures of cash flow information:
Cash interest payments	$149,039	$142,424	$141,950
Cash income tax payments, net of refunds	$5,767	$21,229	$24,840
Non-cash investing and financing transactions:
Dividends declared and not yet paid	$15,196	$15,038	$14,939
Accruals related to purchases of property, plant and equipment	$1,777	$5,259	$4,345
Right-of-use assets obtained in exchange for new operating lease liabilities	$15,302	$2,820	$20,829

See accompanying Notes to Consolidated Financial Statements.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 3, 2026, December 28, 2024 and December 30, 2023

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

Historically, we operated in a single industry segment. However, beginning with the first quarter of 2024, we are now organized into four reportable segments (also referred to as business units), as follows:

(1)	Specialty, which includes, among others, the Crisco, Clabber Girl, Bear Creek, Polaner, Underwood, B&G, Grandma’s, New York Style, B&M, Baker’s Joy, Regina, TrueNorth, Static Guard, SugarTwin and Brer Rabbit brands, and included the Don Pepino and Sclafani brands until our divestiture of those brands on May 23, 2025;
(2)	Meals, which includes, among others, the Ortega, Maple Grove Farms, Cream of Wheat, Las Palmas, Victoria, Mama Mary’s, Spring Tree, McCann’s, Carey’s and Vermont Maid brands;
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

Our fiscal year ended January 3, 2026 (fiscal 2025) contained 53 weeks, the first three quarters of fiscal 2025 each contained 13 weeks, and the fourth quarter of fiscal 2025 contained 14 weeks. Our fiscal years ended December 28, 2024 (fiscal 2024) and December 30, 2023 (fiscal 2023) each contained 52 weeks and each quarter of fiscal 2024 and fiscal 2023 contained 13 weeks.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2026, December 28, 2024 and December 30, 2023

Business and Credit Concentrations

Our exposure to credit loss in the event of non-payment of accounts receivable by customers is estimated in the amount of the allowance for doubtful accounts. We perform ongoing credit evaluations of the financial condition of our customers. Our top ten customers accounted for approximately 63.6%, 62.7% and 60.8% of consolidated net sales in fiscal 2025, 2024 and 2023, respectively. Other than Walmart, which accounted for approximately 31.0%, 30.3% and 28.8% of our consolidated net sales in fiscal 2025, 2024 and 2023, respectively, no single customer accounted for more than 10.0% of our consolidated net sales in fiscal 2025, 2024 or 2023. Walmart is a customer for all four of our business units.

Our top ten customers accounted for approximately 68.0% and 68.2% of our consolidated trade accounts receivables as of the end of fiscal 2025 and fiscal 2024, respectively. Other than Walmart, which accounted for approximately 39.0% and 36.0% of our consolidated trade accounts receivables as of the end of fiscal 2025 and fiscal 2024, respectively, no single customer accounted for more than 10.0% of our consolidated trade accounts receivables as of the end of fiscal 2025 or fiscal 2024. As of January 3, 2026, we do not believe we have any significant concentration of credit risk with respect to our consolidated trade accounts receivable with any single customer whose failure or nonperformance would materially affect our results other than as described above with respect to Walmart.

During fiscal 2025, 2024 and 2023, our sales to foreign countries represented approximately 9.1%, 9.1% and 8.6%, respectively, of net sales. Our foreign sales are primarily to customers in Canada.

Our long-lived assets (including lease right-of-use assets and net property, plant and equipment) located outside of the United States represented approximately 7.1% of our total long-lived assets as of the end of each of fiscal 2025 and fiscal 2024.

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

(c)Subsequent Events

We have evaluated subsequent events for disclosure through the date of issuance of the accompanying consolidated financial statements. See Note 18, “Subsequent Events.”

(d)Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, all highly liquid instruments with original maturities of three months or less when acquired are considered to be cash and cash equivalents.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2026, December 28, 2024 and December 30, 2023

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

(f)Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation on plant and equipment is calculated using the straight-line method over the estimated useful lives of the assets, 10 to 30 years for buildings and improvements, 5 to 12 years for machinery and equipment, and 2 to 5 years for office furniture and vehicles. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Expenditures for maintenance, repairs and minor replacements are charged to current operations. Expenditures for major replacements and betterments are capitalized. We capitalize interest on qualifying assets based on our effective interest rate. During fiscal 2025, 2024 and 2023, we capitalized $1.4 million, $1.0 million and $1.8 million, respectively.

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

(h)Deferred Debt Financing Costs

Deferred debt financing costs are capitalized and amortized over the term of the related debt agreements and are included as a reduction of long-term debt, except for the revolving credit facility, for which the deferred debt financing costs are included in other assets. Amortization of deferred debt financing costs for fiscal 2025, 2024 and 2023 was $6.4 million, $5.9 million and $7.5 million, respectively.

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

January 3, 2026, December 28, 2024 and December 30, 2023

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

(l)Selling, General and Administrative Expenses

We promote our products with advertising, consumer incentives and trade promotions. These programs include, but are not limited to, discounts, slotting fees, coupons, rebates, in-store display incentives and volume-based incentives. Consumer incentive and trade promotion activities are recorded as a reduction to revenues based on amounts estimated as being due to customers and consumers at the end of a period. We base these estimates principally on historical utilization and redemption rates. We expense our advertising costs either in the period the advertising first takes place or as incurred. Advertising expenses were approximately $4.2 million, $5.7 million and $6.5 million, for fiscal 2025, 2024 and 2023, respectively.

(m)Pension Plans

We maintain four company-sponsored defined benefit pension plans covering approximately 21.4% of our employees. Our funding policy is to contribute annually the amount recommended by our actuaries. From time to time, however, we voluntarily contribute greater or lesser amounts based on pension asset performance, tax considerations and other relevant factors.

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

January 3, 2026, December 28, 2024 and December 30, 2023

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

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2026, December 28, 2024 and December 30, 2023

(q)Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding plus all additional shares of common stock that would have been outstanding if potentially dilutive shares of common stock had been issued upon the exercise of stock options or in connection with performance share LTIAs that may be earned as of the beginning of the period using the treasury stock method. During periods in which we report a net loss, such as fiscal 2025, 2024 and 2023, diluted loss per share is the same as loss per share because potentially dilutive shares of common stock are not assumed to have been issued because their effect would be antidilutive.

The table below shows net loss, weighted average common shares outstanding and basic and diluted loss per share for fiscal 2025, 2024 and 2023, respectively (in thousands, except share and per share data):

	Fiscal	Fiscal	Fiscal
	2025 (1)	2024 (1)	2023 (1)

Net loss	$(43,257)	$(251,251)	$(66,198)

Weighted average common shares outstanding:
Basic	79,754,681	79,011,619	74,267,132
Net effect of potentially dilutive share-based compensation awards	—	—	—
Diluted	79,754,681	79,011,619	74,267,132

Loss per share:
Basic	$(0.54)	$(3.18)	$(0.89)
Diluted	$(0.54)	$(3.18)	$(0.89)
(1)	For fiscal 2025, 2024 and 2023, there are no potentially dilutive share-based compensation awards included in the calculation of diluted weighted average common shares outstanding, as their effect would have been antidilutive.

(r)Accounting Standards Adopted in Fiscal 2025

In December 2023, the Financial Accounting Standards Board (FASB) issued a new Accounting Standards Updated (ASU) that requires improved disclosures related to the tax rate reconciliation and income taxes paid. This ASU requires companies to reconcile the income tax expense attributable to continuing operations to the statutory federal income tax rate applied to pre-tax income from continuing operations. This ASU became effective in fiscal 2025 and we elected to apply the guidance prospectively. The adoption of this ASU did not have a material impact to our consolidated financial statements. See Note 10, “Income Taxes.”

(s)Recently Issued Accounting Standards – Pending Adoption

In July 2025, the FASB issued a new ASU that provides certain entities with an additional practical expedient and an accounting policy election for estimating expected credit losses on current accounts receivable and current contract assets arising from revenue transactions. This ASU is effective prospectively for annual and interim periods in fiscal years beginning with fiscal 2026. Early adoption is permitted. We currently expect to adopt this guidance when it becomes effective for the first quarter of 2026. We are currently evaluating the expected impact to our consolidated financial statements and related disclosures. Our credit losses have historically been infrequent and immaterial, and we do not expect this ASU to have a material impact to our consolidated financial statements.

In November 2024, the FASB issued a new ASU that requires new financial statement disclosures in tabular format, disaggregating information about prescribed categories underlying any relevant statement of operations expense caption. This ASU is effective prospectively for annual periods beginning with fiscal 2027, and interim periods beginning with fiscal 2028. Early adoption and retrospective application are permitted. We currently expect to adopt this

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2026, December 28, 2024 and December 30, 2023

guidance when it becomes effective for our annual reporting for fiscal 2027. We are currently evaluating the expected impact to our consolidated financial statements and related disclosures.

(t)Segment Reporting

We manage and report the following four segments: Specialty, Meals, Frozen & Vegetables and Spices & Flavor Solutions. See Note 16, “Business Segment Information.”

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

Le Sueur U.S. Divestiture

On August 1, 2025, we completed the sale of the Le Sueur U.S. shelf-stable vegetable brand to McCall Farms, Inc. for a purchase price of $59.1 million, subject to a post-closing inventory adjustment. The sale did not include the Le Sueur Canada shelf-stable business. We refer to this sale as the “Le Sueur U.S. divestiture.”

During fiscal 2025, we recognized a pre-tax gain on sale of $15.5 million related to the Le Sueur U.S. divestiture, as calculated below (in thousands):

Cash received	$59,110
Less:
Assets sold:
Inventories	38,986
Trademarks — indefinite-lived intangible assets	2,934
Customer relationships — finite-lived intangible assets	1,479
Total assets sold	43,399
Expenses	198
Pre-tax gain on sale of assets	$15,513

Don Pepino Divestiture

On May 23, 2025, we completed the sale of the Don Pepino and Sclafani brands of pizza and spaghetti sauces, crushed tomatoes, tomato puree and whole peeled tomatoes to Voilet Foods LLC, a portfolio company of Amphora Equity Partners LLC, for a purchase price of $10.6 million, subject to a post-closing inventory adjustment. We refer to this divestiture as the “Don Pepino divestiture.”

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2026, December 28, 2024 and December 30, 2023

During fiscal 2025, we recognized a pre-tax loss on sale of $12.6 million related to the Don Pepino divestiture, as calculated below (in thousands):

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

January 3, 2026, December 28, 2024 and December 30, 2023

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

Subsequent Events

See Note 18, “Subsequent Events.”

(4)	Inventories

Inventories consist of the following, as of the dates indicated (in thousands):

	January 3, 2026	December 28, 2024
Raw materials and packaging	$83,427	$85,356
Work-in-process	68,351	116,161
Finished goods	268,988	309,715
Inventories	$420,766	$511,232

Inventories as of January 3, 2026 does not include $70.4 million of inventories included in assets held for sale related to our pending Green Giant Canada divestiture. See Note 17, “Assets Held for Sale.”

(5)Property, Plant and Equipment, net

Property, plant and equipment, net, consists of the following as of the dates indicated (in thousands):

	January 3, 2026	December 28, 2024
Land and improvements	$26,589	$26,344
Buildings and improvements	166,038	163,855
Machinery and equipment	440,007	438,220
Office furniture, vehicles and computer equipment	87,597	99,336
Construction-in-progress	18,011	14,517
Property, plant and equipment, cost	738,242	742,272
Less: accumulated depreciation	(484,809)	(464,153)
Property, plant and equipment, net	$253,433	$278,119

Depreciation expense was $45.2 million, $47.1 million and $47.8 million for fiscal 2025, 2024 and 2023, respectively.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2026, December 28, 2024 and December 30, 2023

(6)	Goodwill and Other Intangible Assets

The carrying amounts of goodwill and other intangible assets, as of the dates indicated, consist of the following (in thousands):

	January 3, 2026			December 28, 2024
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Finite-Lived Intangible Assets
Trademarks	$6,800	$5,742	$1,058	$6,800	$5,289	$1,511
Customer relationships	353,607	223,338	130,269	386,026	218,958	167,068
Total finite-lived intangible assets	$360,407	$229,080	$131,327	$392,826	$224,247	$168,579

Indefinite-Lived Intangible Assets
Goodwill			$543,812			$548,231
Trademarks			1,059,647			1,117,367
Total indefinite-lived intangible assets			$1,603,459			$1,665,598

Total goodwill and other intangible assets			$1,734,786			$1,834,177

As of January 3, 2026, there is $6.3 million of indefinite-lived intangible trademark assets and $3.1 million of finite-lived intangible customer relationship assets included in assets held for sale related to our pending Green Giant Canada divestiture and not included in the table above. See Note 17, “Assets Held for Sale.”

The changes in the carrying amount of goodwill by reporting unit for fiscal 2025 were as follows (in thousands):

	Specialty	Meals	Frozen & Vegetables	Spices & Flavor Solutions	Total
Balance as of December 28, 2024	$223,778	$143,020	$—	$181,433	$548,231
Currency translation	332	—	—	—	332
Don Pepino divestiture	(4,751)	—	—	—	(4,751)
Balance as of January 3, 2026	$219,359	$143,020	$—	$181,433	$543,812

The changes in the carrying amount of indefinite-lived trademark intangible assets by reporting unit for fiscal 2025 were as follows (in thousands):

	Specialty	Meals	Frozen & Vegetables	Spices & Flavor Solutions	Total
Balance as of December 28, 2024	$593,134	$219,764	$31,660	$272,809	$1,117,367
Currency translation	720	—	—	—	720
Don Pepino divestiture	(780)	—	—	—	(780)
Le Sueur U.S. divestiture	—	—	(2,934)	—	(2,934)
Assets held for sale - Green Giant Canada	—	—	(6,292)	—	(6,292)
Impairment	—	(26,000)	(22,434)	—	(48,434)
Balance as of January 3, 2026	$593,074	$193,764	$—	$272,809	$1,059,647

Amortization Expense. Amortization expense associated with finite-lived intangible assets was $20.3 million, $20.4 million and $20.8 million during fiscal 2025, 2024 and 2023, respectively, and is recorded in operating expenses. We expect to recognize $17.3 million of amortization expense associated with our finite-lived intangible assets in fiscal 2026, $12.5 million in fiscal 2027, $11.3 million in fiscal 2028, and $11.1 million in each of the fiscal years 2029 and 2030, respectively.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2026, December 28, 2024 and December 30, 2023

Fiscal 2025. During the third quarter of 2025, we recorded pre-tax, non-cash impairment charges of $26.0 million related to indefinite-lived intangible trademark assets of $13.8 million and $12.2 million for the Victoria and McCann’s brands, respectively. Victoria and McCann’s are part of the Meals segment. These charges, which reflect partial impairments of each brand, were recorded in “Impairment of intangible assets” in our consolidated statement of operations for fiscal 2025.

Our annual indefinite-lived tradename impairment tests for fiscal 2025 resulted in our company recording a pre-tax, non-cash impairment charge for our Green Giant brand of $22.4 million during the fourth quarter of 2025. Green Giant is part of the Frozen & Vegetables segment. This charge, which reflects full impairment of the indefinite-lived intangible trademark asset, was recorded in “Impairment of intangible assets” in our consolidated statement of operations for fiscal 2025.

Our annual goodwill impairment test for fiscal 2025 was a quantitative test and resulted in no adjustments to the carrying value of our goodwill. The fair value of our reporting units was estimated using a discounted cash flow analysis, which required us to estimate future cash flows as well as to select a risk-adjusted discount rate to measure the present value of the anticipated cash flows. When determining future cash flow estimates, we consider historical results adjusted to reflect current and anticipated operating conditions. We estimate cash flows for a reporting unit over a discrete period and a terminal period (considering expected long-term growth rates and trends). We used a discount rate of 7.00% and a terminal growth rate that was flat in estimating the fair value of our reporting units. Estimating the fair value of individual reporting units requires us to make assumptions and estimates in areas such as future economic conditions, industry-specific conditions, product pricing, and necessary capital expenditures. The use of different assumptions or estimates for future cash flows, discount rates, or terminal growth rates could produce substantially different estimates of the fair value.

The assets comprising the Green Giant U.S. frozen divestiture described in Note 18, “Subsequent Events” did not meet the criteria to be held for sale at January 3, 2026. However, we identified a triggering event requiring an impairment assessment of the asset group. All inventory included in the asset group was determined to be saleable in the ordinary course of business, however, the long-lived assets included in the Green Giant U.S. frozen divestiture asset group were determined to be impaired. As a result of this impairment, a pre-tax, non-cash impairment charge of $12.4 million related to finite-lived intangible customer relationship assets was recorded. For all other long-lived assets in the asset group, the carrying value was determined to be equal to the fair value of the individual assets.

In the third quarter of 2025, we determined that a portion of the Frozen & Vegetables reporting unit met the criteria for held-for-sale classification. We reclassified $75.6 million of inventories, $6.3 million of indefinite-lived trademark intangible assets and $3.1 million of finite-lived customer relationship intangible assets related to Green Giant Canada within the Frozen & Vegetables reporting unit to assets held for sale. We then measured the assets held for sale at the lower of their carrying value or fair value less the estimated costs to sell, and recorded pre-tax, non-cash impairment charges of $27.8 million during the third quarter of 2025. During the fourth quarter of 2025, the value of inventories included in assets held for sale decreased by $5.2 million and we recorded additional pre-tax, non-cash impairment charges of $0.7 million related to inventories included in assets held for sale. See Note 17, “Assets Held for Sale.”

The market capitalization of the company as of January 3, 2026 is below our consolidated stockholders’ equity after completing all required impairment testing. We believe that the recording of the additional expected impairment associated with the Green Giant U.S. frozen divestiture described in Note 18, “Subsequent Events” and the application of a reasonable control premium rationalizes the market capitalization deficit condition observed at January 3, 2026.

Fiscal 2024. During the first quarter of 2024, we reorganized our reporting structure from one reportable segment to four reportable segments: Specialty, Meals, Frozen & Vegetables and Spices & Flavor Solutions, which are further described in Note 16, “Business Segment Information.” The change in the reporting structure required us to reassign assets and liabilities, including goodwill, among the four reporting units (which are the same as our reportable segments) and complete a goodwill impairment test, both prior to and subsequent to the change, comparing the fair values of the reporting units to the carrying values, and evaluate other assets in the reporting units for impairment,

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2026, December 28, 2024 and December 30, 2023

including indefinite-lived intangible assets (trademarks). The allocation was based on specific identification where possible and, where necessary, based on an allocation method. With respect to trademarks and other intangible assets, specific identification was used to assign them to a reporting unit. Corporate related assets and liabilities were not allocated to reporting units, which were identified as cash, debt, dividends payable and fixed assets for the corporate headquarters.

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

Our annual impairment tests for fiscal 2024 resulted in our company recording pre-tax, non-cash impairment charges to indefinite-lived intangible trademark assets for our Green Giant, Victoria, Static Guard and McCann’s brands of $320.0 million during the fourth quarter of 2024. Green Giant is part of the Frozen & Vegetables segment; Victoria and McCann’s are part of the Meals segment; and Static Guard is part of the Specialty segment. These charges, which reflect partial impairments of each brand, were recorded in “Impairment of intangible assets” in our consolidated statement of operations for fiscal 2024.

Fiscal 2023. Our annual impairment tests for fiscal 2023 resulted in our company recording pre-tax, non-cash impairment charges to intangible trademark assets for our Baker’s Joy, Molly McButter, Sugar Twin and New York Flatbreads brands of $20.5 million in the aggregate during the fourth quarter of 2023, which is recorded in “Impairment of intangible assets” in our consolidated statement of operations for fiscal 2023. Baker’s Joy, Sugar Twin and New York Flatbreads are part of the Specialty segment and Molly McButter is part of the Spices & Flavor Solutions segment. We partially impaired the Baker’s Joy and Sugar Twin brands, and we fully impaired the Molly McButter and New York Flatbreads brands.

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

January 3, 2026, December 28, 2024 and December 30, 2023

the estimated costs to sell, and recorded pre-tax, non-cash charges of $132.9 million during the third quarter of 2023. See Note 3, “Acquisitions and Divestitures.”

Our annual impairment test for fiscal 2023 resulted in no adjustments to the carrying value of our goodwill.

Potential Future Impairments. If future revenues and contributions to our operating results for any of our brands or operating segments, including any recently impaired brands and any newly acquired brands, deteriorate, at rates in excess of our current projections, we may be required to record additional non-cash impairment charges to certain intangible assets, including trademarks and goodwill. In addition, any significant decline in our market capitalization or changes in discount rates, even if due to macroeconomic factors, could put pressure on the carrying value of our goodwill or the goodwill of any of our operating segments. A determination that all or a portion of our goodwill or indefinite-lived intangible assets are impaired, although a non-cash charge to operations, could have a material adverse effect on our business, consolidated financial condition and results of operations. For a further discussion of our annual impairment testing of goodwill and indefinite-lived intangible assets (trademarks), see Note 2(g), “Summary of Significant Accounting Policies—Goodwill and Other Intangible Assets.”

(7)	Long-Term Debt

Long-term debt consists of the following, as of the dates indicated (in thousands):

	January 3, 2026	December 28, 2024
Revolving credit loans due 2028:
Outstanding principal	$215,000	$245,000
Revolving credit loans, net(1)	215,000	245,000

Tranche B term loans due 2029:
Outstanding principal	444,375	450,000
Unamortized deferred debt financing costs	(3,703)	(4,497)
Unamortized discount	(3,649)	(4,432)
Tranche B term loans due 2029, net	437,023	441,071

5.25% senior notes due 2027:
Outstanding principal	509,310	550,000
Unamortized deferred debt financing costs	(1,557)	(3,132)
5.25% senior notes due 2027, net	507,753	546,868

8.00% senior secured notes due 2028:
Outstanding principal	799,315	799,315
Unamortized deferred debt financing costs	(8,226)	(10,774)
Unamortized discount	(789)	(1,032)
8.00% senior secured notes due 2028, net	790,300	787,509

Total long-term debt, net of unamortized deferred debt financing costs and discount/premium	1,950,076	2,020,448
Current portion of long-term debt	(4,500)	(5,625)
Long-term debt, net of unamortized deferred debt financing costs and discount/premium and excluding current portion	$1,945,576	$2,014,823
(1)	Unamortized deferred debt financing costs related to our revolving credit facility were $1.7 million and $1.4 million as of January 3, 2026 and December 28, 2024, respectively. These amounts are included in other assets in the accompanying consolidated balance sheets.

Senior Secured Credit Agreement. Our senior secured credit agreement includes a term loan facility and a revolving credit facility.

On July 12, 2024, we refinanced and amended our credit agreement. As part of the refinancing and together with a portion of the net proceeds of the offering of additional 8.00% senior secured notes due 2028 described below, we

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2026, December 28, 2024 and December 30, 2023

reduced the aggregate principal amount of tranche B term loans outstanding under our credit agreement from $507.3 million to $450.0 million by replacing $507.3 million of outstanding tranche B term loans with $450.0 million of tranche B term loans. We also extended the maturity date for the tranche B term loans from October 10, 2026 to October 10, 2029. The tranche B term loans were issued at a price equal to 99.00% of their face value. The tranche B term loans bear interest based on alternative rates that we may choose, including a base rate per annum plus an applicable margin of 2.50%, and SOFR plus an applicable margin of 3.50%. As of January 3, 2026, the weighted average interest rate on our tranche B term loans was 7.22%. The tranche B term loans are subject to amortization at the rate of 0.25% of the original principal amount per calendar quarter with the balance due and payable on the maturity date. As of January 3, 2026, $444.4 million of tranche B term loans remained outstanding. The tranche B term loans mature on October 10, 2029.

As part of the refinancing, on July 12, 2024, we prepaid $175.0 million aggregate principal amount of revolving credit loans with a portion of the proceeds of the tack-on offering, decreased the revolver capacity under the credit agreement from $800.0 million to $475.0 million aggregate principal amount, and extended the maturity date of our revolving credit facility from December 16, 2025 to December 16, 2028. Following the refinancing, interest under the revolving credit facility, including any outstanding letters of credit, is determined based on alternative rates that we may choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin ranging from 0.50% to 1.00%, and SOFR plus an applicable margin ranging from 1.50% to 2.00%, in each case depending on our consolidated leverage ratio (as defined in the credit agreement). As of January 3, 2026, the weighted average interest rate on our revolving credit loans was 5.73%. On July 1, 2025, we amended our credit agreement to, among other things, reduce the revolving credit facility commitments from $475.0 million to $430.0 million. Proceeds of the revolving credit facility may be used for general corporate purposes, including acquisitions of targets in the same or a similar line of business as our company, subject to specified criteria. As of January 3, 2026, the available borrowing capacity under the revolving credit facility, net of outstanding letters of credit of $7.4 million, was $207.6 million.

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

January 3, 2026, December 28, 2024 and December 30, 2023

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

We are also required to maintain a consolidated interest coverage ratio (defined as the ratio, determined on a pro forma basis, of our adjusted EBITDA (before share-based compensation) for any period of four consecutive fiscal quarters to our consolidated interest expense for such period payable in cash) of at least 1.75 to 1.00. As of January 3, 2026, we were in compliance with all of the covenants, including the financial covenants, in the credit agreement.

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

We may redeem some or all of the 5.25% senior notes due 2027 at a redemption price of 100%, plus accrued and unpaid interest to the date of redemption. In addition, if we undergo a change of control or upon certain asset sales, we may be required to offer to repurchase the 5.25% senior notes due 2027 at the repurchase price set forth in the indenture plus accrued and unpaid interest to the date of repurchase.

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

During the second quarter of 2025, we repurchased $20.7 million aggregate principal amount of 5.25% senior notes due 2027 in open market purchases for $18.6 million, an average discounted repurchase price of 89.98% of such principal amount, plus accrued and unpaid interest. During the third quarter of 2025, we repurchased $20.0 million aggregate principal amount of 5.25% senior notes due 2027 in open market purchases for $19.2 million, an average discounted repurchase price of 96.00% of such principal amount, plus accrued and unpaid interest. As a result of these repurchases, we recognized a pre-tax gain on extinguishment of debt for fiscal 2025 of $2.9 million, partially offset by the accelerated amortization of deferred debt financing costs of $0.6 million. As of January 3, 2026, approximately $509.3 million of the 5.25% senior notes due 2027 are outstanding.

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

January 3, 2026, December 28, 2024 and December 30, 2023

existing and future unsecured senior debt; and are senior in right of payment to all of our and the guarantors’ future subordinated debt. Our foreign subsidiaries are not guarantors, and any future foreign or partially owned domestic subsidiaries will not be guarantors, of the 5.25% senior notes due 2027.

The indenture governing the 5.25% senior notes due 2027 contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of certain liens; certain sale-leaseback transactions; certain asset sales; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates. Each of the covenants is subject to a number of important exceptions and qualifications. As of January 3, 2026, we were in compliance with all of the covenants in the indenture governing the 5.25% senior notes due 2027.

8.00% Senior Secured Notes due 2028. On September 26, 2023, we issued $550.0 million aggregate principal amount of 8.00% senior secured notes due 2028 at a price of 99.502%. On July 12, 2024, we issued an additional $250.0 million aggregate principal amount of 8.00% senior secured notes due 2028 at a price to the public 100.5% of their face value plus accrued interest from March 15, 2024 to, but excluding, July 12, 2024. The notes issued in July 2024 were issued as additional notes under the same indenture as our 8.00% senior secured notes due 2028 that were issued in September 2024, and, as such, form a single series and trade interchangeably with the previously issued 8.00% senior secured notes due 2028. As of January 3, 2026, approximately $799.3 million of the 8.00% senior secured notes due 2028 are outstanding.

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

We may redeem some or all of the 8.00% senior secured notes due 2028 at a redemption price of 104.00% of the principal amount and at prices declining annually to 102.00% on or after September 15, 2026 and 100.00% on or after September 15, 2027, in each case plus accrued and unpaid interest to (but not including) the date of redemption. In addition, if we undergo a change of control, we may be required to offer to repurchase the 8.00% senior secured notes due 2028 at 101.00% of the aggregate principal amount, plus accrued and unpaid interest to (but not including) the date of repurchase. Upon certain asset dispositions we may be required to offer to purchase a portion of the 8.00% senior secured notes due 2028 at 100.00% of the aggregate principal amount, plus accrued and unpaid interest to (but not including) the date of repurchase.

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

January 3, 2026, December 28, 2024 and December 30, 2023

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

The indenture governing the 8.00% senior secured notes due 2028 contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of certain liens; certain sale-leaseback transactions; certain asset sales; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates. Each of the covenants is subject to a number of important exceptions and qualifications. As of January 3, 2026, we were in compliance with all of the covenants in the indenture governing the 8.00% senior secured notes due 2028.

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

Gains and Losses on Extinguishment of Debt. Net interest expense for fiscal 2025 was reduced by $2.3 million as a result of a $2.9 million gain on extinguishment of debt related to our repurchase of $40.7 million aggregate principal amount of our 5.25% senior notes due 2027 for $37.8 million, plus accrued and unpaid interest as described above, partially offset by the accelerated amortization of deferred debt financing costs of $0.6 million related to the repurchases.

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

Contractual Maturities. As of January 3, 2026, the aggregate contractual maturities of long-term debt were as follows (in thousands):

Aggregate Contractual Maturities(1)
Fiscal year:
2026	$4,500
2027	513,810
2028	1,017,690
2029	432,000
Total	$1,968,000
(1)	Fiscal years 2025 to 2029 also reflect amortization payments per calendar quarter of 0.25% of the original principal amount of our tranche B term loans due 2029.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2026, December 28, 2024 and December 30, 2023

Accrued Interest. At January 3, 2026 and December 28, 2024, accrued interest of $28.4 million and $31.5 million, respectively, is included in accrued expenses in the accompanying consolidated balance sheets.

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

The carrying values and fair values of our revolving credit loans, term loans, senior notes and senior secured notes as of January 3, 2026 and December 28, 2024 were as follows (in thousands):

	January 3, 2026				December 28, 2024
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving credit loans	$215,000		$215,000	(1)	$245,000		$245,000	(1)
Tranche B term loans due 2029	440,726	(2)	424,199	(3)	445,568	(2)	445,568	(3)
5.25% senior notes due 2027	509,310		495,941	(3)	550,000		522,500	(3)
8.00% senior secured notes due 2028	$798,526	(4)	$786,548	(3)	$798,283		$818,240	(3)
(1)	Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.
(2)	The carrying value of the tranche B term loans includes a discount. At January 3, 2026 and December 28, 2024, the face amount of the tranche B term loans was $444.4 million and $450.0 million, respectively.
(3)	Fair values are estimated based on quoted market prices.
(4)	The carrying value of the 8.00% senior secured notes due 2028 includes a discount. At January 3, 2026, and December 28, 2024, the face amount of the 8.00% senior secured notes due 2028 was $799.3 million.

There were no recurring Level 3 fair value measurements during fiscal 2025, 2024 or 2023. Non-recurring Level 3 fair value measurements were related to impairment testing performed during fiscal 2025.

During the third quarter of 2025, we recorded pre-tax, non-cash impairment charges of $26.0 million related to indefinite-lived intangible trademark assets of $13.8 million and $12.2 million for the Victoria and McCann’s brands, respectively, and during the fourth quarter of 2025, we recorded pre-tax, non-cash impairment charge for our Green Giant brand of $22.4 million The fair value measurements used to determine these impairment charges were classified as Level 3 within the fair value hierarchy due to the use of significant unobservable inputs. We estimate the

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2026, December 28, 2024 and December 30, 2023

fair value of the indefinite-lived intangible assets primarily using the discounted cash flows method. Significant assumptions included brand specific forecasts of net revenue, gross margin and operating expenses, as well as contributory asset charges. A discount rate of 7.5% was applied to the excess earnings, and the valuation incorporated a tax amortization benefit. See Note 6, “Goodwill and Other Intangible Assets,” for additional information.

(9)	Accumulated Other Comprehensive Income (Loss)

The reclassifications from accumulated other comprehensive income (loss) (AOCIL) for fiscal 2025, 2024 and 2023 were as follows (in thousands):

	Amount Reclassified
	From AOCIL			Affected Line Item in the
				Statement Where
Details about AOCIL Components	Fiscal 2025	Fiscal 2024	Fiscal 2023	Net (Loss) Income is Presented
Defined benefit pension plan items
Amortization of unrecognized gain	$(421)	$(55)	$(35)	See (1) below
Accumulated other comprehensive gain before tax	(421)	(55)	(35)	Total before tax
Tax expense	105	14	9	Income tax benefit
Total reclassification	$(316)	$(41)	$(26)	Net of tax
(1)	These items are included in the computation of net periodic pension (benefit) cost. See Note 12, “Pension Benefits,” for additional information.

Changes in AOCIL for fiscal 2025, 2024 and 2023 were as follows (in thousands):

		Foreign Currency
	Defined Benefit	Translation
	Pension Plan Items	Adjustments	Total
Balance at December 31, 2022	$2,445	$(11,794)	$(9,349)
Other comprehensive income before reclassifications	1,889	10,083	11,972
Amounts reclassified from AOCIL	(26)	—	(26)
Net current period other comprehensive income	1,863	10,083	11,946
Balance at December 30, 2023	4,308	(1,711)	2,597
Other comprehensive income (loss) before reclassifications	13,043	(20,342)	(7,299)
Amounts reclassified from AOCIL	(41)	—	(41)
Net current period other comprehensive income (loss)	13,002	(20,342)	(7,340)
Balance at December 28, 2024	17,310	(22,053)	(4,743)
Other comprehensive income before reclassifications	7,159	12,945	20,104
Amounts reclassified from AOCIL	(316)	—	(316)
Net current period other comprehensive income	6,843	12,945	19,788
Balance at January 3, 2026	$24,153	$(9,108)	$15,045

(10)	Income Taxes

Our effective tax rate was 9.4%, 24.0% and 1.4% for fiscal 2025, 2024 and 2023, respectively. Our effective tax rate of 9.4% for fiscal 2025 is primarily due to a change in valuation allowance related to the realizability of our deferred tax asset associated with the carryforward of interest deduction in the U.S. along with non-deductible share-based compensation.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the U.S. Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. Among the tax law changes that impacted us in fiscal 2025 and will continue to impact us in future years relate to the timing of certain tax deductions including depreciation expense, R&D expenditures and interest expense. The OBBBA allows for 100% bonus depreciation to be taken on eligible assets, the option to immediately

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2026, December 28, 2024 and December 30, 2023

expense domestic R&D expenditures as well as accelerate the deduction of previously capitalized expenses, and restores the earnings before interest, taxes, depreciation and amortization (EBITDA) calculation for purposes of determining interest limitations. We implemented certain changes in fiscal 2025 related to the interest deduction limitation, bonus depreciation and the immediate expensing of R&D expenses. The OBBBA did not have a material impact on our effective income tax rate, results of operations, financial condition or liquidity for fiscal 2025. Certain provisions of the OBBBA, including the restoration of the EBITDA calculation for purposes of determining interest limitations, drove a reduction in our cash taxes for fiscal 2025.

The components of loss before income tax benefit consist of the following (in thousands):

	Fiscal 2025	Fiscal 2024	Fiscal 2023
U.S.	$(49,624)	$(348,969)	$(67,870)
Foreign	1,890	18,460	737
Total	$(47,734)	$(330,509)	$(67,133)

Income tax benefit consists of the following (in thousands):

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Current:
Federal	$(3,375)	$17,265	$16,363
State	260	2,384	2,074
Foreign	454	200	7,023
Current income tax	(2,661)	19,849	25,460
Deferred:
Federal	(2,324)	(86,499)	(19,936)
State	(290)	(18,216)	(2,340)
Foreign	798	5,608	(4,119)
Deferred income tax	(1,816)	(99,107)	(26,395)
Income tax benefit	$(4,477)	$(79,258)	$(935)

The following table details our cash income tax payments, net of refunds, for fiscal 2025 (in thousands):

Fiscal 2025
U.S. federal (national) cash income tax payments, net of refunds	$3,000
U.S. state cash income tax payments, net of refunds:
North Carolina	527
Illinois	360
All other states	174
Total U.S. state cash income tax payments, net of refunds	1,061
Foreign cash income tax payments, net of refunds:
Canada	1,002
Mexico	704
Total foreign cash income tax payments, net of refunds	1,706
Total cash income tax payments, net of refunds	$5,767

The following table details the increases (decreases) in our valuation allowance for fiscal 2025 (in thousands):

Fiscal 2025
Valuation allowance at beginning of fiscal 2025	$21,221
Federal valuation allowance	3,973
State valuation allowance	628
Valuation allowance at end of fiscal 2025	$25,822

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2026, December 28, 2024 and December 30, 2023

Income tax benefit differs from the expected income tax benefit (computed by applying the U.S. federal income tax rate of 21% for fiscal 2025 to loss before income tax benefit) as a result of the following:

	Fiscal 2025
	Tax Effect	Rate Effect
U.S. federal statutory rate	$(10,024)	21.00%
Domestic, state and local income taxes, net of federal benefit(1)	(225)	0.47
Foreign tax effects:
Mexico:
Return-to-provision adjustments	578	(1.21)
Other	226	(0.47)
Other foreign jurisdictions	337	(0.71)
Effects of cross-border tax laws:
Foreign branch income	1,283	(2.69)
IRC Section 987 pre-transition loss amortization	(1,798)	3.77
Global intangible low tax income	813	(1.70)
Tax credits:
Foreign tax credits	(690)	1.44
R&D tax credits	(274)	0.57
Changes in valuation allowances	3,890	(8.15)
Non-taxable or non-deductible items:
Non-deductible officers' compensation	598	(1.25)
Share-based compensation shortfall	1,551	(3.25)
Other	(293)	0.61
Changes in unrecognized tax benefits	(206)	0.43
Other adjustments	(243)	0.51
Effective tax rate	$(4,477)	9.38%
(1)	State taxes in California, Illinois, Pennsylvania, and Georgia represent 50% of the tax effect in this line item.

Income tax benefit differs from the expected income tax benefit (computed by applying the U.S. federal income tax rate of 21% for fiscal 2024 and 2023, respectively, to loss before income tax benefit) as a result of the following:

	Fiscal 2024	Fiscal 2023
Federal income tax provision at statutory rate	21.0%	21.0%
Increase (decrease):
State and local taxes, net of federal benefits	3.6	3.4
Foreign income taxed at different rates, net of foreign tax credits	0.1	(0.8)
Permanent differences	(0.6)	(0.3)
Deferred tax adjustment related to Back to Nature divestiture	—	10.4
Changes in tax rates	(0.9)	(3.7)
Tax credits	0.1	0.4
Valuation allowance	0.6	(31.4)
Other	0.1	2.4
Total	24.0%	1.4%

Changes in state apportionment, state filings or state tax laws impacted our deferred blended state rate, resulting in a deferred state tax benefit of $0.5 million, $0.8 million and $0.2 million in fiscal 2025, 2024 and 2023, respectively.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2026, December 28, 2024 and December 30, 2023

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	January 3,	December 28,
	2026	2024
Deferred tax assets:
Accounts receivable, principally due to allowance	$220	$270
Inventories, principally due to additional costs capitalized for tax purposes	6,491	986
Operating lease liabilities	12,321	13,440
Accrued expenses and other liabilities	2,948	10,573
Capital loss, net operating losses and tax credit carryforwards	24,510	23,921
Interest expense deductions limitation	69,608	72,689
Unrealized losses	3,234	431
Gross deferred tax assets	119,332	122,310
Valuation allowances	(25,822)	(21,221)
Deferred tax assets, net	93,510	101,089
Deferred tax liabilities:
Property, plant and equipment	(20,429)	(25,454)
Goodwill and other intangible assets	(218,522)	(217,335)
Prepaid expenses and other assets	(396)	(3,482)
Operating lease right-of-use assets	(12,229)	(13,525)
Gross deferred tax liabilities	(251,576)	(259,796)
Net deferred tax liabilities	$(158,066)	$(158,707)

As of January 3, 2026, the balance of gross federal and state net operating loss carryforwards (NOLs) available is $7.4 million and $32.8 million, respectively. The federal NOLs are subject to annual limitation under Section 382 of the Internal Revenue Code of 1986 of $0.8 million and expire in 2036. The state NOLs begin expiring in 2032. As of January 3, 2026, the balance of gross capital loss carryover is $82.3 million and will expire in 2028. As of January 3, 2026, the balance of foreign tax credit carryover is $1.5 million and will begin to expire in 2027.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income and reversal of deferred tax liabilities over the periods in which the deferred tax assets are deductible, a valuation allowance of $25.8 million, $21.2 million and $23.3 million was recorded during fiscal 2025, 2024 and 2023, respectively, to record only the portion of the deferred tax asset that management believes is more likely than not that we will realize the benefits of these deductible differences. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during future periods are reduced.

At January 3, 2026 and December 28, 2024, we had $0.0 million and $0.4 million, respectively, of reserves for uncertain tax positions, which decreased due to the settlement of state tax positions previously reserved for. Our policy is to classify interest and penalties resulting from income tax uncertainties as income tax expense.

At January 3, 2026 we had intangible assets of $650.7 million for tax purposes, which are amortizable through 2038.

We operate in multiple taxing jurisdictions within the United States, Canada and Mexico and from time to time face audits from various tax authorities regarding the deductibility of certain expenses, state income tax nexus, intercompany transactions, transfer pricing and other matters. We remain subject to examination in all of our tax jurisdictions until the applicable statutes of limitations expire. As of January 3, 2026, a summary of the tax years that remain subject to examination in our major tax jurisdictions are:

United States—Federal	2022 and forward
United States—States	2021 and forward
Canada	2021 and forward

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2026, December 28, 2024 and December 30, 2023

Mexico	2020 and forward

(11)	Capital Stock

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

“At-The-Market” (ATM) Equity Offering Program. During fiscal 2023, we sold 6,332,846 shares of our common stock under an ATM equity offering program. We generated $75.3 million in gross proceeds, or $11.90 per share, from the sales, paid commissions to the sales agents of approximately $1.5 million and incurred other fees and expenses of approximately $0.1 million. We used the net proceeds from shares sold under the ATM equity offering program during fiscal 2023 to repay, redeem or repurchase long-term debt, to pay offering fees and expenses, and for general corporate purposes.

(12)	Pension Benefits

Company-Sponsored Defined Benefit Pension Plans. As of January 3, 2026, we had four company-sponsored defined benefit pension plans covering approximately 21.4% of our employees. Three of these defined benefit pension plans are for the benefit of certain of our union employees and one is for the benefit of salaried and certain hourly employees. The benefits in the salaried and hourly plan are based on each employee’s years of service and compensation, as defined. Since January 1, 2020, newly hired employees are no longer eligible to participate in any of our four company-sponsored defined benefit pension plans.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2026, December 28, 2024 and December 30, 2023

The following table sets forth our defined benefit pension plans’ benefit obligation, fair value of plan assets and funded status recognized in the consolidated balance sheets. We used January 3, 2026 and December 28, 2024 measurement dates for fiscal 2025 and 2024, respectively, to calculate end of year benefit obligations, fair value of plan assets and annual net periodic benefit cost (in thousands):

	January 3,	December 28,
	2026	2024
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$153,884	$161,334
Actuarial loss (gain)(1)	214	(14,182)
Service cost	4,302	5,094
Interest cost	8,209	7,599
Benefits paid	(6,810)	(5,961)
Projected benefit obligation at end of year	159,799	153,884
Change in plan assets:
Fair value of plan assets at beginning of year	176,291	164,783
Actual return on plan assets	22,297	14,969
Employer contributions	—	2,500
Benefits paid	(6,810)	(5,961)
Fair value of plan assets at end of year	191,778	176,291
Net amount recognized:
Other assets	31,979	22,407
Other long-term liabilities	—	—
Funded status at the end of the year	31,979	22,407
Amount recognized in accumulated other comprehensive income consists of:
Actuarial gain	28,532	19,408
Deferred taxes	(4,379)	(2,098)
Accumulated other comprehensive income	$24,153	$17,310
(1)	Actuarial loss (gain) primarily reflects changes in discount rates.

The accumulated benefit obligations of these plans were $150.9 million and $144.9 million at January 3, 2026 and December 28, 2024, respectively.

As of January 3, 2026 and December 28, 2024, there were no pension plans with an accumulated benefit obligation or a projected benefit obligation in excess of plan assets.

The assumptions used in the measurement of our benefit obligation as of January 3, 2026 and December 28, 2024 are shown in the following table:

	January 3,	December 28,
	2026	2024
Discount rate	5.25 - 5.49%	5.41 - 5.50%
Rate of compensation increase	3.50%	3.50%
Expected long-term rate of return	7.00%	7.25%

The discount rate used to determine year-end fiscal 2025 and fiscal 2024 pension benefit obligations was derived by matching the plans’ expected future cash flows to the corresponding yields from the FTSE Pension Discount Curve (formerly known as the Citigroup Pension Discount Curve). This yield curve has been constructed to represent the available yields on high-quality fixed-income investments across a broad range of future maturities.

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

January 3, 2026, December 28, 2024 and December 30, 2023

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

Net periodic pension (benefit) cost includes the following components (in thousands):

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Service cost—benefits earned during the period	$4,302	$5,094	$5,204
Interest cost on projected benefit obligation	8,209	7,599	7,436
Expected return on plan assets	(12,539)	(11,759)	(11,181)
Amortization of unrecognized gain	(421)	(55)	(35)
Net periodic pension (benefit) cost	$(449)	$879	$1,424

The following table sets forth the changes in amounts recorded in accumulated other comprehensive income (loss) for fiscal 2025, 2024 and 2023, respectively (in thousands):

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Net (loss) gain	$(8,702)	$(17,281)	$2,515
Amortization of unrecognized gain	(421)	(55)	(35)
Total recorded in other comprehensive (loss) income	$(9,123)	$(17,336)	$2,480

Our pension plan assets are managed by outside investment managers; assets are rebalanced at the end of each quarter. Our investment strategy with respect to pension assets is to maximize return while protecting principal. The investment manager has the flexibility to adjust the asset allocation and move funds to the asset class that offers the most opportunity for investment returns.

The asset allocation for our pension plans at January 3, 2026 and December 28, 2024, and the target allocation for fiscal 2025, by asset category, follows:

		Percentage of Plan
		Assets at Year End
	Target	January 3,	December 28,
Asset Category	Allocation	2026	2024
Equity securities	70%	57%	55%
Fixed income securities	30%	38%	39%
Other	—%	5%	6%
Total	100%	100%	100%

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

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2026, December 28, 2024 and December 30, 2023

The fair values of our pension plan assets at January 3, 2026 and December 28, 2024, utilizing the fair value hierarchy discussed in Note 8, “Fair Value Measurements” follow (in thousands):

	January 3, 2026		December 28, 2024
	Level 1	Levels 2 & 3	Level 1	Levels 2 & 3
Asset Category
Cash	$9,982	$—	$10,230	$—
Equity securities:
U.S. mutual funds	18,126	—	16,856	—
Foreign mutual funds	14,524	—	11,814	—
U.S. common stocks	62,849	—	57,367	—
Foreign common stocks	12,804	—	11,669	—
Fixed income securities:
U.S. mutual funds	73,493	—	68,355	—
Total fair value of pension plan assets	$191,778	$—	$176,291	$—

The investment portfolio contains a diversified blend of common stocks, bonds, cash equivalents and other investments, which may reflect varying rates of return. The investments are further diversified within each asset classification. The portfolio diversification provides protection against a single security or class of securities having a disproportionate impact on aggregate performance. Of the $62.8 million of U.S. common stocks in the investment portfolio at January 3, 2026, $1.7 million was invested in B&G Foods’ common stock. Of the $57.4 million of U.S. common stocks in the investment portfolio at December 28, 2024, $2.8 million was invested in B&G Foods’ common stock.

As of January 3, 2026, pension plan benefit payments were expected to be as follows (in thousands):

Pension Plan Benefit Payments
Fiscal year:
2026	$7,303
2027	7,909
2028	8,509
2029	9,167
2030	9,755
2031 to 2035	$56,371

We did not make any contributions to our company-sponsored defined benefit pension plans during fiscal 2025. We made total contributions to our company-sponsored defined benefit pension plans of $2.5 million during each of fiscal 2024 and fiscal 2023. We expect to make $2.5 million of contributions to our company-sponsored defined benefit pension plans during fiscal 2026.

We also sponsor defined contribution plans covering substantially all of our employees. Employees may contribute to these plans and these contributions are matched by us at varying amounts. Contributions for the matching component of these plans amounted to $5.7 million, $5.7 million and $4.6 million for fiscal 2025, 2024 and 2023, respectively.

Multi-Employer Defined Benefit Pension Plan. In connection with the closure and sale of our Portland, Maine manufacturing facility, we withdrew from participation in a multi-employer defined benefit pension plan during the fourth quarter of 2021. As a result, we are required to make monthly withdrawal liability payments to the plan over 20 years. These payments amount to approximately $0.9 million on an annual basis beginning March 1, 2022. As of January 3, 2026, the present value of the remaining payments amounting to $11.8 million is reflected as a liability on our consolidated balance sheet.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2026, December 28, 2024 and December 30, 2023

(13)	Leases

Operating Leases and Finance Lease. We determine whether an arrangement is a lease at inception. We have operating leases and had a finance lease for certain of our manufacturing facilities, distribution centers, warehouse and storage facilities, machinery and equipment, and office equipment. Our leases have remaining lease terms of one year to seven years, some of which include options to extend the lease term for up to ten years, and some of which include options to terminate the lease within one year. We consider these options in determining the lease term used to establish our right-of use assets and lease liabilities. During the third quarter of 2025, we made the final payment related to our only finance lease. As of January 3, 2026, we did not have any finance lease right-of-use assets or finance lease liabilities.

Operating leases and a finance lease are included in the accompanying consolidated balance sheets in the following line items (in thousands):

	January 3,	December 28,
	2026	2024
Right-of-use assets:
Operating lease right-of-use assets	$50,983	$55,431
Finance lease right-of-use assets	—	773
Total lease right-of-use assets	$50,983	$56,204

Operating lease liabilities:
Current portion of operating lease liabilities	$16,697	$17,963
Long-term operating lease liabilities, net of current portion	34,636	37,697
Total operating lease liabilities	$51,333	$55,660

Finance lease liabilities:
Current portion of finance lease liabilities	$—	$726
Long-term finance lease liabilities, net of current portion	—	—
Total finance lease liabilities	$—	$726

During the second quarter of 2025, we entered into an operating lease agreement for new corporate headquarters in Parsippany, New Jersey. The lease had not yet commenced as of January 3, 2026 and therefore the operating lease right-of-use assets and the operating lease liabilities are not recorded on our consolidated balance sheet as of January 3, 2026. This operating lease commenced during the first quarter of 2026, with a lease term of 15.67 years and total undiscounted lease payments of $27.3 million.

The following table shows supplemental information related to leases (in thousands):

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$20,023	$19,795	$18,678
Cash paid for amounts included in the measurement of finance lease liabilities	$732	$1,099	$1,099

The components of operating lease costs were as follows:
Cost of goods sold	$13,200	$12,548	$11,852
Selling, general and administrative expenses	6,952	6,839	6,909
Total operating lease costs	$20,152	$19,387	$18,761

The components of finance lease costs were as follows:
Depreciation of finance right-of-use assets	$773	$1,058	$1,058
Interest on finance lease liabilities	6	30	54
Total finance lease costs	$779	$1,088	$1,112

Total net lease costs	$20,931	$20,475	$19,873

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2026, December 28, 2024 and December 30, 2023

Total rent expense was $21.6 million, $20.6 million and $20.5 million, including the operating lease costs of $20.2 million, $19.4 million and $18.8 million stated above, for fiscal 2025, 2024 and 2023, respectively.

Because our operating leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We have lease agreements that contain both lease and non-lease components. With the exception of our real estate leases, we account for our leases as a single lease component.

The following table shows the weighted average lease term and weighted average discount rate for our ROU assets:

	January 3,	December 28,
	2026	2024
Weighted average remaining lease term (years)
Operating leases	4.5	4.3
Finance lease	—	0.7
Weighted average discount rate
Operating leases	4.35%	3.77%
Finance lease	—	2.30%

As of January 3, 2026, the maturities of lease liabilities were as follows (in thousands):

	Operating Leases	Finance Lease	Total Maturities of Lease Liabilities
Fiscal year:
2026	$18,514	$—	$18,514
2027	14,684	—	14,684
2028	9,229	—	9,229
2029	4,341	—	4,341
2030	2,182	—	2,182
Thereafter	7,897	—	7,897
Total undiscounted future minimum lease payments	56,847	—	56,847
Less: Imputed interest	(5,514)	—	(5,514)
Total present value of future lease liabilities	$51,333	$—	$51,333

(14)	Commitments and Contingencies

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

Environmental. We are subject to environmental laws and regulations in the normal course of business. We did not make any material expenditures during fiscal 2025, 2024 or 2023 in order to comply with environmental laws and regulations. Based on our experience to date, management believes that the future cost of compliance with existing environmental laws and regulations (and liability for any known environmental conditions) will not have a material adverse effect on our consolidated financial position, results of operations or liquidity. However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

Collective Bargaining Agreements. As of January 3, 2026, 1,207 of our 2,497 employees, or approximately 48.3%, were covered by collective bargaining agreements. As of the date of this report, only two of our collective bargaining agreements are scheduled to expire in the next twelve months. The collective bargaining agreement for our

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2026, December 28, 2024 and December 30, 2023

Stoughton, Wisconsin facility, which covers approximately 63 employees, is scheduled to expire on March 26, 2026, and the collective bargaining agreement for our Roseland, New Jersey facility, which covers approximately 50 employees, is scheduled to expire on March 31, 2026.

While we believe that our relations with our union employees are in general good, we cannot assure you that we will be able to negotiate new collective bargaining agreements for our Stoughton and Roseland facilities on terms satisfactory to us, or at all, and without production interruptions, including labor stoppages. At this time, however, management does not expect that the outcome of the negotiations will have a material adverse impact on our business, financial condition or results of operations.

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

Annual Bonus Plan. Annually, the compensation committee of our board of directors establishes a bonus plan that provides for cash awards to be made to our executive officers and other senior managers upon the attainment of applicable company-wide and business unit financial objectives. Awards are normally paid in cash in a lump sum following the close of each plan year. Accrued expenses in the accompanying consolidated balance sheet includes an accrual for the annual bonus of $6.0 million and $6.9 million as of January 3, 2026 and December 28, 2024, respectively.

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

The Omnibus Plan authorizes the grant of performance share awards, restricted stock, options, stock appreciation rights, deferred stock, stock units, common stock and cash-based awards to employees, non-employee directors and consultants. As of January 3, 2026, 4,080,173 shares of common stock were available for future issuance. Some of those shares are subject to outstanding performance share LTIAs and stock options as described in the table below.

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

Each performance share LTIA has a threshold, target and maximum payout. The awards are settled subject to and based upon the achievement of applicable performance objectives over the applicable performance period. If our performance fails to meet the performance threshold, then the awards will not vest and no shares will be issued pursuant

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2026, December 28, 2024 and December 30, 2023

to the awards. If our performance meets or exceeds the performance threshold, then a varying amount of shares from the threshold amount (50% of the target number of shares) up to the maximum amount (300.000% of the target number of shares) may be earned.

Subject to the performance goal for the applicable performance period being certified in writing by our compensation committee as having been achieved, shares of common stock are issued prior to March 15 following the completion of the performance period.

The following table details the activity in our performance share LTIAs for fiscal 2025:

		Weighted Average
	Number of	Grant Date Fair Value
	Performance Shares (1)	(per share)(2)
Beginning of fiscal 2025	2,684,106	$12.03
Granted	2,321,319	$4.44
Vested	—	$—
Forfeited	(627,314)	$14.21
End of fiscal 2025	4,378,111	$7.69
(1)	Solely for purposes of this table, the number of performance shares is based on the participants earning the maximum number of performance shares (i.e., 300.000% of the target number of performance shares).
(2)	The fair value of the awards was determined based upon the closing price of our common stock on the applicable measurement dates (i.e., the deemed grant dates for accounting purposes) reduced by the present value of expected dividends using the risk-free interest-rate as the award holders are not entitled to dividends or dividend equivalents during the vesting period.

Restricted Stock. The following table details the activity in our restricted stock for fiscal 2025:

		Weighted Average
	Number of Shares	Grant Date Fair Value
	of Restricted Stock	(per share)(1)
Beginning of fiscal 2025	689,137	$12.86
Granted	767,569	$6.60
Vested	(390,582)	$12.22
Forfeited	(10,454)	$9.91
End of fiscal 2025	1,055,670	$8.58
(1)	The fair value of the awards was determined based upon the closing price of our common stock on the applicable measurement dates (i.e., the deemed grant dates for accounting purposes).

Stock Options. The following table details our stock option activity for fiscal 2025 (dollars in thousands, except per share data):

		Weighted	Weighted Average
		Average	Contractual Life	Aggregate
	Options	Exercise Price	Remaining (Years)	Intrinsic Value
Outstanding at beginning of fiscal 2025	1,773,573	$24.35	6.70	$—
Granted	398,647	$4.15
Exercised	—	$—
Forfeited	—	$—
Expired	(66,027)	$30.63
Outstanding at end of fiscal 2025	2,106,193	$20.33	6.56	$20
Exercisable at end of fiscal 2025	807,546	$28.23	4.57	$—

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2026, December 28, 2024 and December 30, 2023

The fair value of the options was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following assumptions. Expected volatility was based on both historical and implied volatilities of our common stock over the estimated expected term of the award. The expected term of the options granted represents the period of time that options were expected to be outstanding and is generally based on the “simplified method” in accordance with accounting guidance. We generally utilize the simplified method to determine the expected term of the options as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury implied yield at the date of grant. The assumptions used in the Black-Scholes option-pricing model during fiscal 2025 and fiscal 2024 were as follows:

	Fiscal 2025	Fiscal 2024
Weighted average grant date fair value	$0.41	$2.32
Expected volatility	53.8%	48.2%
Expected term	5.5 years	5.5 years
Risk-free interest rate	4.1%	4.4%
Dividend yield	18.3%	7.9%

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

The following table details the net number of shares of common stock issued by our company during fiscal 2025, 2024 and 2023 for share-based compensation:

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Number of performance shares vested	—	—	360,926
Shares withheld for tax withholding	—	—	(131,803)
Shares of common stock issued for performance share LTIAs	—	—	229,123
Shares of common stock issued upon the exercise of stock options	—	—	—
Shares of common stock issued to non-employee directors for annual equity grants	222,003	116,532	81,531
Shares of restricted common stock issued to employees	767,569	479,746	329,821
Shares of restricted stock cancelled for tax withholding upon vesting	(146,868)	(54,668)	(14,448)
Shares of restricted stock cancelled upon forfeiture	(10,454)	(21,229)	(2,598)
Net shares of common stock issued	832,250	520,381	623,429

The following table sets forth the compensation expense recognized for share-based payments (performance share LTIAs, restricted stock, stock options, non-employee director stock grants, and other share-based payments) during the last three fiscal years and where that expense is reflected in our consolidated statements of operations (in thousands):

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Compensation expense included in cost of goods sold	$1,347	$960	$633
Compensation expense included in selling, general and administrative expenses	11,970	7,704	6,558
Total compensation expense for share-based payments	$13,317	$8,664	$7,191

As of January 3, 2026, there was $3.5 million of unrecognized compensation expense related to performance share LTIAs, which is expected to be recognized over the next 2.0 fiscal years, $5.0 million of unrecognized compensation expense related to restricted stock, which is expected to be recognized over the next 2.2 fiscal years, and $1.1 million of unrecognized compensation expense related to stock options, which is expected to be recognized over the next 2.1 fiscal years.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2026, December 28, 2024 and December 30, 2023

(16)	Business Segment Information

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

Information about total assets by operating segment is not provided to or reviewed by the CODM.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2026, December 28, 2024 and December 30, 2023

Our reportable segment results were as follows (in thousands):

	Fiscal Year Ended
	January 3,	December 28,	December 30,
	2025	2024	2023
Segment net sales:
Specialty	$629,976	$679,076	$722,429
Meals	444,426	462,397	477,567
Frozen & Vegetables	358,571	395,785	473,570
Spices & Flavor Solutions	395,714	395,196	388,747
Total segment net sales	1,828,687	1,932,454	2,062,313

Segment adjusted expenses:
Specialty	470,291	508,939	552,016
Meals	337,830	361,344	374,521
Frozen & Vegetables	358,902	386,263	446,482
Spices & Flavor Solutions	295,795	284,348	276,502
Total segment adjusted expenses	1,462,818	1,540,894	1,649,521

Segment adjusted EBITDA:
Specialty	159,685	170,137	170,413
Meals	106,596	101,053	103,046
Frozen & Vegetables	(331)	9,522	27,088
Spices & Flavor Solutions	99,919	110,848	112,245
Total segment adjusted EBITDA	$365,869	$391,560	$412,792

Unallocated corporate expenses	$93,669	$96,147	$94,797
Depreciation and amortization	66,223	68,614	69,620
Acquisition/divestiture-related and non-recurring expenses	14,655	8,938	5,877
Impairment of goodwill	—	70,580	—
(Gain) loss on sales of assets	(2,867)	135	137,798
Impairment of assets held for sale	28,500	—	—
Impairment of intangible assets	60,798	320,000	20,500
Impairment of property, plant and equipment, net	2,994	208	—
Interest expense, net	149,631	157,447	151,333
Income tax benefit	(4,477)	(79,258)	(935)
Net loss	$(43,257)	$(251,251)	$(66,198)

(17)	Assets Held for Sale

On October 24, 2025, we entered into an agreement to sell our Green Giant and Le Sieur frozen and shelf-stable product lines in Canada to Nortera Foods Inc. for a purchase price equal to the inventory value (as defined in the sale agreement) of the inventory transferred at closing plus $5.0 million. Had the purchase price been determined at September 27, 2025, the purchase price would have been approximately $60.0 million. The actual purchase price will increase or decrease from that amount based upon changes in inventory prior to the closing. Subject to regulatory approval in Canada and the satisfaction of customary closing conditions, we expect the sale to close during the second quarter of 2026. We refer to this pending divestiture as the “Green Giant Canada divestiture.”

During the third quarter of 2025, we reclassified $75.6 million of inventories, $6.3 million of indefinite-lived trademark intangible assets and $3.1 million of finite-lived customer relationship intangible assets related to our Green Giant and Le Sieur frozen and shelf-stable business in Canada within our Frozen & Vegetables reporting unit to assets held for sale as of the end of the third quarter of 2025. We then measured the assets held for sale at the lower of their carrying value or fair value less the estimated costs to sell, and recorded pre-tax, non-cash impairment charges of $27.8 million during the third quarter of 2025. During the fourth quarter of 2025, the value of inventories included in assets held for sale decreased by $5.2 million and we recorded additional pre-tax, non-cash impairment charges of $0.7 million related to inventories included in assets held for sale.

B&G FOODS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

January 3, 2026, December 28, 2024 and December 30, 2023

The following table sets forth the assets held for sale at January 3, 2026 relating to the pending Green Giant Canada divestiture (in thousands):

January 3, 2026
Inventories	$70,427
Trademarks - indefinite-lived intangible assets	6,292
Customer relationships - finite-lived intangible assets	3,124
Assets held for sale before impairments	79,843
Impairments of assets held for sale	(28,500)
Assets held for sale	$51,343

(18)	Subsequent Events

Agreement to Acquire The College Inn and Kitchen Basics Brands. On January 15, 2026, we entered into an agreement to acquire the broth and stock business of Del Monte Foods Corporation II Inc. and its affiliates, including the College Inn and Kitchen Basics brands, for approximately $110.0 million in cash, subject to an inventory adjustment at closing, and assumption of certain liabilities. Subject to customary closing conditions and the simultaneous closing of two other pending sales by Del Monte Foods unrelated to B&G Foods or the broth and stock business, we expect the pending acquisition to close during the first quarter of 2026. The purchased assets will primarily include intellectual property, business and customer information, third-party co-packing agreements and inventory. We intend to finance the pending College Inn and Kitchen Basics acquisition with proceeds from divestitures, cash on hand and revolving loans under our existing credit facility. We refer to this pending acquisition as the “College Inn and Kitchen Basics acquisition.”

The Green Giant U.S. Frozen Divestiture. On March 2, 2026, we completed the sale of our Green Giant U.S. frozen business to Seneca Foods Corporation for a purchase price of approximately $63.2 million, subject to a post-closing adjustment based upon inventory at closing. The divested assets primarily include intellectual property, business and customer information and inventory. The sale included our frozen vegetable manufacturing operations in Yuma, Arizona. We also entered into a three-year co-packing agreement with Seneca Foods Corporation pursuant to which we will continue to produce certain Green Giant frozen vegetable products at our frozen vegetable manufacturing facility in Irapuato, Mexico, which was not included as part of the divestiture. In connection with the divestiture, we expect to recognize additional non-cash losses and impairments during the first quarter of 2026 ranging from $40.0 million to $50.0 million. We refer to this divestiture as the “Green Giant U.S. frozen divestiture.”

Schedule II

B&G FOODS, INC. AND SUBSIDIARIES

Schedule of Valuation and Qualifying Accounts

(In thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at	Charged to	Charged to
	beginning of	costs and	other accounts—	Deductions—	Balance at
Description	year	expenses	describe	describe(a)	end of year
Fiscal year ended December 30, 2023:
Allowance for doubtful accounts and discounts	$2,309	$185	—	$239	$2,255
Fiscal year ended December 28, 2024:
Allowance for doubtful accounts and discounts	$2,255	$1,288	—	$14	$3,529
Fiscal year ended January 3, 2026:
Allowance for doubtful accounts and discounts	$3,529	$—	—	$1,495	$2,034
(a)	Represents bad-debt write-offs and deductions for discounts.

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

Based on our evaluation under the framework of Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective at January 3, 2026. The effectiveness of our internal control over financial reporting as of January 3, 2026 was audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8, “Financial Statements and Supplementary Data” of this report.

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

Changes in Internal Control over Financial Reporting.

As required by Rule 13a-15(d) under the Exchange Act, our management, including our chief executive officer and our chief financial officer, also conducted an evaluation of our internal control over financial reporting to determine whether any change in our internal control over financial reporting occurred during the fourth quarter of 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our chief executive officer and our chief financial officer concluded that there has been no change in our internal control over financial reporting during the fourth quarter of 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

Rule 10b5-1 Trading Arrangements. During the fourth quarter of 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as such terms are defined under Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

With the exception of the information relating to our Code of Business Conduct and Ethics that is presented in Part I, Item 1 of this report under the heading “Available Information,” the information required by this Item will appear in the sections entitled “Corporate Governance,” “Proposal 1—Election of Directors,” “Our Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” included in our definitive proxy statement to be filed on or before May 4, 2026, relating to the 2026 annual meeting of stockholders, which information is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will appear in the section entitled “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation” and “Report of the Compensation Committee” included in our definitive proxy statement to be filed on or before May 4, 2026, relating to the 2026 annual meeting of stockholders, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans. The following table summarizes information, as of January 3, 2026, relating to the Omnibus Incentive Compensation Plan, which was approved by our stockholders and under which restricted stock, options, stock appreciation rights, deferred stock, stock units, common stock and cash-based awards to employees, non-employee directors and consultants may be granted from time to time.

Equity Compensation Plan Information

Number of securities
remaining available for
future issuance under
	Number of securities to		Weighted-average		equity compensation
	be issued upon exercise		exercise price of		plans (excluding
	of outstanding options,		outstanding options,		securities reflected in
	warrants and rights		warrants and rights		column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	6,274,417	(1)	$20.33	(2)	(2,194,244)	(1)
Equity compensation plans not approved by security holders	—		—		—
Total	6,274,417	(1)	$20.33	(2)	(2,194,244)	(1)
(1)	Includes 2,106,193 stock options and 4,168,224 performance share LTIAs outstanding as of January 3, 2026, under the Omnibus Incentive Compensation Plan. Excludes 209,887 shares of common stock that could have been issued under the Omnibus Incentive Compensation Plan in respect of performance share LTIAs for the 2023 to 2025 performance period because the performance goals for the 2023 to 2025 performance period were achieved at less than maximum. For purposes of this table, performance share LTIAs include the maximum number of shares (i.e., 300.000% of the target number of shares) of common stock that, as of January 3, 2026, may be issued under the Omnibus Incentive Compensation Plan in respect of the performance share LTIAs, subject to the achievement of specified performance goals. There is, however, no guarantee that all or any part of these performance-based awards will actually be earned and that shares of common stock will be issued upon completion of the performance cycles. In addition, if performance goals are achieved for the performance share LTIAs, plan participants are required to have shares withheld by our company to satisfy tax withholding requirements. Shares not issued due to withholding and shares not issued due to failure to satisfy performance goals do not count against the maximum number of remaining authorized shares under the plan. As a result, columns (a) and (c) overstate the expected dilution.
(2)	Reflects the weighted average exercise price of 2,106,193 stock options outstanding as of January 3, 2026 under the Omnibus Incentive Compensation Plan. The 4,168,224 performance share LTIAs do not have an exercise price and are not included in calculation of the weighted average exercise price set forth in column (b).

The remaining information required by this item will appear in the section entitled “Security Ownership of Certain Beneficial Owners and Management” included in our definitive proxy statement to be filed on or before May 4, 2026 relating to the 2026 annual meeting of stockholders, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will appear in the section entitled “Certain Relationships and Related Transactions” and “Corporate Governance” included in our definitive proxy statement to be filed on or before May 4, 2026, relating to the 2026 annual meeting of stockholders, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will appear in the section entitled “Independent Registered Public Accounting Firm Fees” included in our definitive proxy statement to be filed on or before May 4, 2026, relating to the 2026 annual meeting of stockholders, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

EXHIBIT NO.	DESCRIPTION

2.1

Asset Purchase Agreement, dated as of January 15, 2026, by and among B&G Foods North America, Inc., B&G Foods, Inc., Del Monte Foods Holdings Limited and the other parties listed as signatories thereto (filed as Exhibit 2.1 to B&G Foods’ Current Report on Form 8-K filed on January 16, 2026, and incorporated by reference herein).

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

10.1

Ninth Amendment to Credit Agreement, dated as of July 1, 2025, to the Amended and Restated Credit Agreement, dated as of October 2, 2015, as amended, among B&G Foods, Inc., as borrower, the subsidiaries of B&G Foods, Inc. from time to time party thereto as guarantors, the several banks and other financial institutions or entities from time to time party thereto as lenders and Barclays Bank PLC, as administrative agent for the lenders and as collateral agent for the secured parties (Filed as Exhibit 10.1 to B&G Foods’ Current Report on Form 8-K filed on July 1, 2025, and incorporated by reference herein).

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

EXHIBIT NO.	DESCRIPTION
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

10.6

Employment Agreement, dated as of August 1, 2017, between Bruce C. Wacha and B&G Foods, Inc. (Filed as Exhibit 10.1 to B&G Foods’ Quarterly Report on Form 10-Q filed on November 3, 2017, and incorporated by reference herein).

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

10.11

Separation Letter Agreement and General Release, dated June 25, 2025, between Jordan E. Greenberg and B&G Foods, Inc. (Filed as Exhibit 10.1 to B&G Foods’ Quarterly Report on Form 10-Q filed on November 5, 2025, and incorporated by reference herein).

10.12

B&G Foods, Inc. Omnibus Incentive Compensation Plan, as amended and restated on May 27, 2023 (Filed as Annex A to B&G Foods’ Definitive Proxy Statement on Schedule 14A, filed on March 30, 2023, and incorporated by reference herein).

10.13

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

10.16	Form of B&G Foods, Inc. Restricted Stock Award Agreement (Filed as Exhibit 10.4 to B&G Foods’ Quarterly Report on Form 10-Q filed on May 7, 2019, and incorporated by reference herein).

19.1

B&G Foods, Inc. Statement of Policy Concerning Trading in the Company’s Securities, as amended and restated on February 24, 2025 (Filed as Exhibit 19.1 to B&G Foods’ Annual Report on Form 10-K filed on February 25, 2025, and incorporated by reference herein).

EXHIBIT NO.	DESCRIPTION

21.1	Subsidiaries of B&G Foods, Inc. (Filed as Exhibit 21.1 to B&G Foods’ Quarterly Report on Form 10-Q filed on August 3, 2023, and incorporated by reference herein).

22.1	Guarantor Subsidiaries (Filed as Exhibit 22.1 to B&G Foods’ Quarterly Report on Form 10-Q filed on November 5, 2024, and incorporated by reference herein).

23.1	Consent of KPMG LLP.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer and Chief Financial Officer.

97.1	B&G Foods, Inc. Clawback Policy, dated November 13, 2023 (Filed as Exhibit 97.1 to B&G Foods’ Annual Report on Form 10-K filed on February 28, 2024, and incorporated by reference herein).

101

The following financial information from B&G Foods’ Annual Report for the fiscal year ended January 3, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements and (vii) document and entity information.

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended January 3, 2026, formatted in iXBRL and contained in Exhibit 101.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 3, 2026	B&G FOODS, INC.

	By:	/s/ Bruce C. Wacha
Bruce C. Wacha
Executive Vice President of Finance
and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Stephen C. Sherrill	Chairman of the Board of Directors	March 3, 2026
Stephen C. Sherrill

/s/ Kenneth C. Keller	President, Chief Executive Officer and Director	March 3, 2026
Kenneth C. Keller	(Principal Executive Officer)

/s/ Bruce C. Wacha	Executive Vice President of Finance and Chief Financial Officer	March 3, 2026
Bruce C. Wacha	(Principal Financial Officer)

/s/ Michael D. Adasczik	Vice President of Finance and Chief Accounting Officer	March 3, 2026
Michael D. Adasczik	(Principal Accounting Officer)

/s/ DeAnn L. Brunts	Director	March 3, 2026
DeAnn L. Brunts

/s/ Debra Martin Chase	Director	March 3, 2026
Debra Martin Chase

/s/ Charles F. Marcy	Director	March 3, 2026
Charles F. Marcy

/s/ Robert D. Mills	Director	March 3, 2026
Robert D. Mills

/s/ Dennis M. Mullen	Director	March 3, 2026
Dennis M. Mullen

/s/ Cheryl M. Palmer	Director	March 3, 2026
Cheryl M. Palmer

/s/ Alfred Poe	Director	March 3, 2026
Alfred Poe

/s/ David L. Wenner	Director	March 3, 2026
David L. Wenner