Form 10-Q
period 2026-04-04
B&G Foods, Inc.
filed 2026-05-13
CIK 1278027

As filed with the Securities and Exchange Commission on May 13, 2026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 4, 2026 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to                .

Commission file number 001-32316

B&G FOODS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	13-3918742
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

8 Sylvan Way, Parsippany, New Jersey	07054
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (973) 401-6500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	BGS	New York Stock Exchange

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

As of April 30, 2026, the registrant had 81,167,001 shares of common stock, par value $0.01 per share, issued and outstanding.

B&G Foods, Inc. and Subsidiaries

- i -

Forward-Looking Statements

This report includes forward-looking statements, including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The words “believes,” “belief,” “expects,” “projects,” “intends,” “anticipates,” “assumes,” “could,” “should,” “estimates,” “potential,” “seek,” “predict,” “may,” “will” or “plans” and similar references to future periods are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by any forward-looking statements. We believe important factors that could cause actual results to differ materially from our expectations include the following:

●	our substantial leverage, which may impact our ability, among other things, to fund capital expenditures, working capital needs, dividend payments and acquisitions, and to obtain refinancing or additional financing;
●	our ability to comply with the ratios or tests under our long-term debt agreements, including the maximum consolidated leverage ratio and minimum consolidated interest coverage ratio under our credit agreement, which may be affected not only by our operating performance but also by events beyond our control, including prevailing economic, financial and industry conditions, and changes in interest rates;
●	the effects of international trade disputes, tariffs, quotas, and other import or export restrictions on our procurement, sales and operations (including U.S. tariffs imposed or threatened to be imposed on China, Canada and Mexico and other countries and retaliatory actions taken or threatened to be taken by such countries);
●	the effects of rising costs for and/or decreases in the supply of commodities, ingredients, packaging, other raw materials, distribution and labor;
●	crude oil prices and their impact on distribution, packaging and energy costs;
●	our ability to successfully implement sales price increases and cost-saving measures to offset any cost increases;
●	intense competition, changes in consumer preferences, demand for our products and local economic and market conditions;
●	our continued ability to promote brand equity successfully, to anticipate and respond to new consumer trends, to develop new products and markets, to broaden brand portfolios in order to compete effectively with lower priced products and in markets that are consolidating at the retail and manufacturing levels and to improve productivity;
●	the ability of our company and our supply chain partners to continue to operate manufacturing facilities, distribution centers and other work locations without material disruption, and to procure ingredients, packaging and other raw materials when needed despite disruptions in the supply chain or labor shortages;
●	the impact pandemics or disease outbreaks may have on our business, including among other things, our supply chain, our manufacturing operations, our workforce and customer and consumer demand for our products;
●	our ability to recruit and retain senior management and a highly skilled and diverse workforce at our corporate offices, manufacturing facilities and other work locations despite a very tight labor market and changing employee expectations as to fair compensation, an inclusive and diverse workplace, flexible working and other matters;
●	the risks associated with the possible expansion of our business through acquisitions or reduction in size through divestitures;
●	our possible inability to successfully complete divestitures of non-core businesses, including the pending divestiture of our Green Giant and Le Sieur frozen and shelf-stable business in Canada, to sharpen our focus, improve our margins, reduce costs and reduce our long-term debt, and, if completed, our possible inability to achieve the expected margin improvements, cost savings and debt reduction;
●	our possible inability to identify new acquisitions or to integrate recent or future acquisitions, or our failure to realize anticipated revenue enhancements, cost savings or other synergies from recent or future acquisitions;

- ii -

●	our ability to successfully complete the integration of recent or future acquisitions into our enterprise resource planning (ERP) system;
●	tax reform and legislation, including the effects of the U.S. Tax Cuts and Jobs Act and the One Big Beautiful Bill Act, and any future tax reform or legislation;
●	our ability to access the credit markets and our borrowing costs and credit ratings, which may be influenced by credit markets generally and the credit ratings of our competitors;
●	unanticipated expenses, including, without limitation, litigation or legal settlement expenses;
●	the effects of currency movements of the Canadian dollar and the Mexican peso as compared to the U.S. dollar;
●	future impairments of our goodwill, other intangible assets, and tangible assets, such as property, plant, equipment or inventory, which impairments may be triggered if our operating results for any of our brands deteriorate at rates in excess of our current projections, our market capitalization declines or discount rates change, even if due to macroeconomic factors, or may be triggered by divestitures, if divestiture proceeds are less than the book value of the assets being divested;
●	our ability to protect information systems against, or effectively respond to, a cybersecurity incident, other disruption or data leak;
●	our ability to successfully implement our sustainability initiatives and achieve our sustainability goals, and changes to environmental laws and regulations;
●	our ability to successfully adopt and utilize new technologies, such as artificial intelligence, including machine learning and generative artificial intelligence;
●	other factors that affect the food industry generally, including:
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
●	other factors discussed elsewhere in this report and in our other public filings with the Securities and Exchange Commission (SEC), including under Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K filed with the SEC on March 3, 2026, and Part, II, Item 1A, “Risk Factors,” in this report.

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

- iii -

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

B&G Foods, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	April 4,	January 3,
	2026	2026
Assets
Current assets:
Cash and cash equivalents	$64,542	$56,293
Trade accounts receivable, net	152,937	140,699
Inventories	354,495	420,766
Assets held for sale	37,484	51,343
Prepaid expenses and other current assets	42,734	53,380
Income tax receivable	21,421	17,337
Total current assets	673,613	739,818

Property, plant and equipment, net of accumulated depreciation of $461,778 and $484,809 as of April 4, 2026 and January 3, 2026, respectively	232,474	253,433
Operating lease right-of-use assets	50,474	50,983
Goodwill	549,488	543,812
Other intangible assets, net	1,274,240	1,190,974
Other assets	46,159	45,890
Deferred income taxes	9,901	9,885
Total assets	$2,836,349	$2,834,795

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$123,013	$107,669
Accrued expenses	65,922	78,436
Current portion of operating lease liabilities	15,617	16,697
Current portion of long-term debt	4,500	4,500
Income tax payable	715	343
Dividends payable	15,424	15,196
Total current liabilities	225,191	222,841

Long-term debt, net of current portion	2,000,814	1,945,576
Deferred income taxes	158,901	167,951
Long-term operating lease liabilities, net of current portion	37,396	34,636
Other liabilities	10,643	10,866
Total liabilities	2,432,945	2,381,870
Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share. Authorized 125,000,000 shares; 81,167,001 and 79,977,050 shares issued and outstanding as of April 4, 2026 and January 3, 2026, respectively	812	800
Additional paid-in capital	—	—
Accumulated other comprehensive income	13,349	15,045
Retained earnings	389,243	437,080
Total stockholders’ equity	403,404	452,925
Total liabilities and stockholders’ equity	$2,836,349	$2,834,795

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	April 4,	March 29,
	2026	2025
Net sales	$408,936	$425,402
Cost of goods sold	329,047	335,315
Gross profit	79,889	90,087

Operating expenses:
Selling, general and administrative expenses	50,190	49,132
Amortization expense	4,376	5,109
Loss on sales of assets	36,282	—
Operating (loss) income	(10,959)	35,846

Other expenses (income):
Interest expense, net	35,822	37,758
Other income	(1,506)	(1,147)
Loss before income tax benefit	(45,275)	(765)
Income tax benefit	(12,731)	(1,600)
Net (loss) income	$(32,544)	$835

Weighted average shares outstanding:
Basic	80,203	79,169
Diluted	80,203	79,670

(Loss) earnings per share:
Basic	$(0.41)	$0.01
Diluted	$(0.41)	$0.01

Cash dividends declared per share	$0.19	$0.19

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	April 4,	March 29,
	2026	2025
Net (loss) income	$(32,544)	$835

Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,462)	514
Pension loss, net of tax	(234)	(56)
Other comprehensive (loss) income	(1,696)	458
Comprehensive (loss) income	$(34,240)	$1,293

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

As of April 4, 2026

(In thousands, except share and per share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Income	Earnings	Equity
Balance at January 3, 2026	79,977,050	$800	$—	$15,045	$437,080	$452,925
Foreign currency translation	—	—	—	(1,462)	—	(1,462)
Change in pension benefit (net of $78 of income taxes)	—	—	—	(234)	—	(234)
Net loss	—	—	—	—	(32,544)	(32,544)
Share-based compensation	—	—	2,606	—	—	2,606
Issuance of common stock for share-based compensation	1,384,496	14	(1,525)	—	—	(1,511)
Cancellation of restricted stock for tax withholding upon vesting	(186,482)	(2)	(950)	—	—	(952)
Cancellation of restricted stock upon forfeiture	(8,063)	—	—	—	—	—
Dividends declared on common stock, $0.19 per share	—	—	(131)	—	(15,293)	(15,424)
Balance at April 4, 2026	81,167,001	$812	$—	$13,349	$389,243	$403,404

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

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	April 4,	March 29,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(32,544)	$835
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	14,960	16,838
Amortization of operating lease right-of-use assets	5,496	4,949
Amortization of deferred debt financing costs and bond discount	1,509	1,416
Deferred income taxes	(8,948)	(1,839)
Impairment of property, plant and equipment	172	2,994
Loss on sales and disposals of property, plant and equipment	5,612	881
Loss on sales of assets	36,282	—
Share-based compensation expense	2,837	3,171
Changes in assets and liabilities:
Trade accounts receivable	(12,526)	33,893
Inventories	10,049	(2,541)
Prepaid expenses and other current assets	9,313	3,181
Income tax receivable/payable, net	(3,728)	(523)
Other assets	(366)	(879)
Trade accounts payable	15,515	31,632
Accrued expenses	(19,515)	(41,049)
Other liabilities	(531)	(214)
Net cash provided by operating activities	23,587	52,745

Cash flows from investing activities:
Capital expenditures	(4,871)	(10,387)
Proceeds from sales of assets and property, plant and equipment	63,140	50
Payments for acquisition of businesses, net of cash acquired	(109,655)	—
Net cash used in investing activities	(51,386)	(10,337)

Cash flows from financing activities:
Repayments of borrowings under term loan facility	(1,125)	(1,125)
Repayments of borrowings under revolving credit facility	(25,000)	(55,000)
Borrowings under revolving credit facility	80,000	40,000
Dividends paid	(15,196)	(15,038)
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	(2,464)	(737)
Net cash provided by (used in) financing activities	36,215	(31,900)

Effect of exchange rate fluctuations on cash and cash equivalents	(167)	144
Net increase in cash and cash equivalents	8,249	10,652

Cash and cash equivalents at beginning of period	56,293	50,583
Cash and cash equivalents at end of period	$64,542	$61,235

Supplemental disclosures of cash flow information:
Cash interest payments	$56,526	$59,649
Cash income tax payments, net of refunds	$(55)	$756
Non-cash investing and financing transactions:
Dividends declared and not yet paid	$15,424	$15,161
Accruals related to purchases of property, plant and equipment	$1,742	$1,703
Right-of-use assets obtained in exchange for new operating lease liabilities	$16,561	$495

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

We manufacture, sell and distribute a diverse portfolio of high-quality shelf-stable and frozen foods across the United States, Canada and Puerto Rico. Our products include frozen and canned vegetables, vegetable, canola and other cooking oils, vegetable shortening, cooking sprays, oatmeal and other hot cereals, fruit spreads, canned meats and beans, bagel chips, spices, seasonings, hot sauces, wine vinegar, maple syrup, molasses, salad dressings, pizza crusts, Mexican-style sauces, dry soups, taco shells and kits, salsas, pickles, peppers, pasta sauces, crackers, baking powder, baking soda, corn starch, nut clusters and other specialty products. Our products are marketed under many recognized brands that we own or license. We also manufacture private label and branded products for supermarket chains, foodservice providers, mass merchants, warehouse clubs and other food company brand owners.

We have four reportable segments (also referred to as business units):

(1)	Specialty, which includes among others, our Crisco, Clabber Girl, Bear Creek, Polaner, Underwood, B&G, Grandma’s, New York Style, B&M, Baker’s Joy, Regina, TrueNorth, Static Guard, SugarTwin and Brer Rabbit brands and included the Don Pepino and Sclafani brands until our divestiture of those brands on May 23, 2025;
(2)	Meals, which includes, among others, our Ortega, Cream of Wheat, College Inn, Maple Grove Farms, Las Palmas, Kitchen Basics, Victoria, Mama Mary’s, Spring Tree, Carey’s, McCann’s and Vermont Maid brands;
(3)	Frozen & Vegetables, which primarily includes (1) our frozen vegetable manufacturing operations in Mexico which, following the sale of our Green Giant U.S. frozen business on March 2, 2026, co-manufactures frozen vegetables products for the company that acquired our Green Giant U.S. frozen business and (2) our Green Giant and Le Sieur brands in Canada, and included the Green Giant U.S. frozen and Le Sueur brands in the United States until our divestitures of those brands on March 2, 2026 and on August 1, 2025, respectively; and
(4)	Spices & Flavor Solutions, which includes, among others, our Dash, Spice Islands, Weber, Ac’cent, Tone’s, Trappey’s, Durkee and Wright’s brands.

We compete in the retail grocery, foodservice, specialty, private label, club and mass merchandiser channels of distribution. We sell and distribute our products directly and via a network of independent brokers and distributors to supermarket chains, foodservice providers, mass merchants, warehouse clubs, non-food outlets and specialty distributors.

(2)	Summary of Significant Accounting Policies

Fiscal Year

Typically, our fiscal quarters and fiscal year consist of 13 and 52 weeks, respectively, ending on the Saturday closest to December 31 in the case of our fiscal year and fourth fiscal quarter, and on the Saturday closest to the end of the corresponding calendar quarter in the case of our other fiscal quarters. As a result, a 53rd week is added to our fiscal year every five or six years. Generally, in a 53-week fiscal year our fourth fiscal quarter contains 14 weeks. Our fiscal year ending January 2, 2027 (fiscal 2026) contains 52 weeks and our fiscal year ended January 3, 2026 (fiscal 2025) contained 53 weeks. Each quarter of fiscal 2026 contains 13 weeks, the first three quarters of fiscal 2025 contained 13 weeks, and the fourth quarter of fiscal 2025 contained 14 weeks.

Basis of Presentation

The accompanying unaudited consolidated interim financial statements for the thirteen week periods ended April 4, 2026 (first quarter of 2026) and March 29, 2025 (first quarter of 2025) have been prepared by our company in accordance with generally accepted accounting principles in the United States (GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and include the accounts of B&G Foods, Inc. and its

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

subsidiaries. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, our management believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading. All intercompany balances and transactions have been eliminated. The accompanying unaudited consolidated interim financial statements contain all adjustments that are, in the opinion of management, necessary to present fairly our consolidated financial position as of April 4, 2026, and the results of our operations, comprehensive (loss) income, changes in stockholders’ equity and cash flows for the first quarter of 2026 and 2025. Our results of operations for the first quarter of 2026 are not necessarily indicative of the results to be expected for the full year. We have evaluated subsequent events for disclosure through the date of issuance of the accompanying unaudited consolidated interim financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for fiscal 2025 filed with the SEC on March 3, 2026 (which we refer to as our 2025 Annual Report on Form 10-K).

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

Accounting Standards Adopted in Fiscal 2026 or Fiscal 2025

In December 2023, the Financial Accounting Standards Board (FASB) issued a new Accounting Standards Update (ASU) that requires improved disclosures related to the tax rate reconciliation and income taxes paid. This ASU requires companies to reconcile the income tax expense attributable to continuing operations to the statutory federal income tax rate applied to pre-tax income from continuing operations. This ASU became effective in fiscal 2025 and we elected to apply the guidance prospectively. The adoption of this ASU did not have a material impact to our consolidated financial statements. See Note 9, “Income Taxes.”

In July 2025, the FASB issued a new ASU that provides certain entities with an additional practical expedient and an accounting policy election for estimating expected credit losses on current accounts receivable and current contract assets arising from revenue transactions. This ASU became effective in the first quarter of 2026. The adoption of this ASU did not have a material impact to our consolidated financial statements. Our credit losses have historically been infrequent and immaterial.

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

In December 2025, the FASB issued a new ASU that enhances the FASB Accounting Standards Codification (ASC) to clarify accounting guidance, correct errors and make technical corrections. This ASU is effective for annual and interim periods beginning with the first quarter of fiscal 2027. Early adoption and retrospective application are permitted. We currently expect to adopt this guidance when it becomes effective for our interim reporting for the first quarter of fiscal 2027 and our annual reporting for fiscal 2027. We are currently evaluating the expected impact to our consolidated financial statements and related disclosures.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

In December 2025, the FASB issued a new ASU that provides guidance on accounting and disclosure issues specific to interim reporting. This ASU is effective for interim periods beginning with the first quarter of fiscal 2028. Early adoption and retrospective application are permitted. We currently expect to adopt this guidance when it becomes effective for our interim reporting for the first quarter of fiscal 2028. We are currently evaluating the expected impact to our consolidated financial statements and related disclosures.

Segment Reporting

We manage and report the following four segments: Specialty, Meals, Frozen & Vegetables and Spices & Flavor Solutions. See Note 17, “Business Segment Information.”

(3)	Acquisitions and Divestitures

College Inn and Kitchen Basics Acquisition

On March 19, 2026, we completed the acquisition of the broth and stock business of Del Monte Foods Corporation II Inc. and its affiliates, including the College Inn and Kitchen Basics brands, for approximately $109.7 million in cash. The purchased assets include intellectual property, business and customer information, third-party co-packing agreements and inventory. We refer to this acquisition as the “College Inn and Kitchen Basics acquisition.”

The following table sets forth the preliminary allocation of the College Inn and Kitchen Basics acquisition purchase price to the estimated fair value of the net assets acquired at the date of acquisition. The preliminary purchase price allocation may be adjusted as a result of the finalization of our purchase price allocation procedures related to the assets acquired and liabilities assumed. We anticipate completing the purchase price allocation during fiscal 2026.

Purchase Price Allocation (in thousands):	March 19, 2026
Trademarks — indefinite-lived intangible assets	$72,300
Inventories	15,792
Customer relationships — finite-lived intangible assets	15,600
Goodwill	5,782
Other assets	181
Total purchase price (paid in cash)	$109,655

Given that the College Inn and Kitchen Basics acquisition occurred on March 19, 2026 and there are only approximately two weeks of results for those brands included in our consolidated financial statements for the first quarter of 2026, the acquisition was not material to our consolidated results of operations and, therefore, pro forma financial information is not presented. On an actual basis, the College Inn and Kitchen Basics acquisition, which was completed on March 19, 2026, contributed $2.9 million of our aggregate $408.9 million of consolidated net sales, and $0.4 million of pre-tax income of our aggregate $45.3 million pre-tax loss, for the first quarter of 2026.

Green Giant U.S. Frozen Divestiture

On March 2, 2026, we completed the sale of our Green Giant U.S. frozen business to Seneca Foods Corporation for a purchase price of approximately $61.5 million. The divested assets primarily include intellectual property, business and customer information and inventory. The sale included our frozen vegetable manufacturing operations in Yuma, Arizona. We also entered into a co-packing agreement with Seneca Foods Corporation pursuant to which we will continue to produce certain Green Giant frozen vegetable products at our frozen vegetable manufacturing facility in Irapuato, Mexico, which was not included as part of the divestiture. We refer to this divestiture as the “Green Giant U.S. frozen divestiture.”

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

During the first quarter of 2026, we recognized a pre-tax loss on sale of $36.2 million related to the Green Giant U.S. frozen divestiture, as calculated below (in thousands):

Cash received	$61,468
Less:
Assets sold:
Inventories	85,061
Property, plant and equipment, net	9,454
Operating lease right-of-use assets, net	1,817
Other assets	1,186
Total assets sold	97,518
Expenses	103
Pre-tax loss on sale of assets	$(36,153)

Le Sueur U.S. Divestiture

On August 1, 2025, we completed the sale of the Le Sueur U.S. shelf-stable vegetable brand to McCall Farms, Inc. for a purchase price of $59.1 million. The sale did not include the Le Sieur Canada shelf-stable business. We refer to this sale as the “Le Sueur U.S. divestiture.”

After certain post-closing adjustments, we recognized a pre-tax gain on sale of $15.5 million related to the Le Sueur U.S. divestiture, as calculated below (in thousands):

Cash received	$59,050
Less:
Assets sold:
Inventories	38,986
Trademarks — indefinite-lived intangible assets	2,934
Customer relationships — finite-lived intangible assets	1,479
Total assets sold	43,399
Expenses	198
Pre-tax gain on sale of assets(1)	$15,453
(1)	Pre-tax gain on sale of assets of $15.5 million consists of a $15.5 million gain recorded during fiscal 2025 and a loss of less than $0.1 million recorded during the first quarter of 2026.

Don Pepino Divestiture

On May 23, 2025, we completed the sale of the Don Pepino and Sclafani brands of pizza and spaghetti sauces, crushed tomatoes, tomato puree and whole peeled tomatoes to Violet Foods LLC, a portfolio company of Amphora Equity Partners LLC, for a purchase price of $10.6 million. We refer to this divestiture as the “Don Pepino divestiture.”

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

After certain post-closing adjustments, we recognized a pre-tax loss on sale of $12.7 million related to the Don Pepino divestiture, as calculated below (in thousands):

Cash received	$10,577
Less:
Assets sold:
Inventories	11,227
Property, plant and equipment, net	5,066
Goodwill	4,751
Trademarks — indefinite-lived intangible assets	780
Other assets	160
Customer relationships — finite-lived intangible assets	85
Total assets sold	22,069
Expenses	1,223
Pre-tax loss on sale of assets(1)	$(12,715)

(1)	Pre-tax loss on sale of assets of $12.7 million consists of $12.6 million recorded during fiscal 2025 and less than $0.1 million recorded during the first quarter of 2026.

(4)	Inventories

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

Inventories consist of the following, as of the dates indicated (in thousands):

	April 4, 2026	January 3, 2026
Raw materials and packaging	$81,710	$83,427
Work-in-process	20,720	68,351
Finished goods	252,065	268,988
Inventories	$354,495	$420,766

As of April 4, 2026, there is $56.6 million of inventories included in assets held for sale related to our pending Green Giant Canada divestiture and not included in the table above. See Note 18, “Assets Held for Sale.”

(5)	Goodwill and Other Intangible Assets

The carrying amounts of goodwill and other intangible assets, as of the dates indicated, consist of the following (in thousands):

	April 4, 2026			January 3, 2026
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Finite-Lived Intangible Assets
Trademarks	$6,800	$5,856	$944	$6,800	$5,742	$1,058
Customer relationships	369,169	227,590	141,579	353,607	223,338	130,269
Total finite-lived intangible assets	$375,969	$233,446	$142,523	$360,407	$229,080	$131,327

Indefinite-Lived Intangible Assets
Goodwill			$549,488			$543,812
Trademarks			1,131,717			1,059,647
Total indefinite-lived intangible assets			$1,681,205			$1,603,459

Total goodwill and other intangible assets			$1,823,728			$1,734,786

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

As a result of the preliminary purchase price allocation for the College Inn and Kitchen Basics acquisition, indefinite-lived trademark intangible assets, finite-lived customer relationship intangible assets and goodwill in our consolidated balance sheet increased by $72.3 million, $15.6 million and $5.8 million, respectively, as of the date of acquisition on March 19, 2026. See Note 3, “Acquisitions and Divestitures.”

As of April 4, 2026, there is $6.3 million of indefinite-lived intangible trademark assets and $3.1 million of finite-lived intangible customer relationship assets included in assets held for sale related to our pending Green Giant Canada divestiture and not included in the table above. See Note 18, “Assets Held for Sale.”

The changes in the carrying amount of goodwill by reporting unit for the first quarter of 2026 were as follows (in thousands):

	Specialty	Meals	Frozen & Vegetables	Spices & Flavor Solutions	Total
Balance as of January 3, 2026	$219,359	$143,020	$—	$181,433	$543,812
Currency translation	(106)	—	—	—	(106)
College Inn and Kitchen Basics acquisition	—	5,782	—	—	5,782
Balance as of April 4, 2026	$219,253	$148,802	$—	$181,433	$549,488

The changes in the carrying amount of indefinite-lived trademark intangible assets by reporting unit for the first quarter of 2026 were as follows (in thousands):

	Specialty	Meals	Frozen & Vegetables	Spices & Flavor Solutions	Total
Balance as of January 3, 2026	$593,074	$193,764	$—	$272,809	$1,059,647
Currency translation	(230)	—	—	—	(230)
College Inn and Kitchen Basics acquisition	—	72,300	—	—	72,300
Balance as of April 4, 2026	$592,844	$266,064	$—	$272,809	$1,131,717

Amortization expense associated with finite-lived intangible assets was $4.4 million and $5.1 million for each of the first quarter of 2026 and 2025, respectively, and is recorded in operating expenses. We expect to recognize an additional $13.5 million of amortization expense associated with our finite-lived intangible assets during the remainder of fiscal 2026, and thereafter $13.3 million in fiscal 2027, $12.1 million in fiscal 2028, $11.9 million in each of fiscal 2029 and fiscal 2030, and $11.8 million in fiscal 2031.

We did not recognize any impairment charges for goodwill or indefinite-lived intangible assets for the first quarter of 2026 or the first quarter of 2025. If, however, future revenues and contributions to our operating results for any of our brands or operating segments, including any recently impaired brands and any newly acquired brands, deteriorate, at rates in excess of our current projections, we may be required to record additional non-cash impairment charges to certain intangible assets, including trademarks and goodwill. In addition, any significant decline in our market capitalization or changes in discount rates, even if due to macroeconomic factors, could put pressure on the carrying value of our goodwill or the goodwill of any of our operating segments. A determination that all or a portion of our goodwill or indefinite-lived intangible assets are impaired, although a non-cash charge to operations, could have a material adverse effect on our business, consolidated financial condition and results of operations.

The market capitalization of the company as of April 4, 2026 approximates our consolidated stockholders’ equity after completing all required impairment testing. We did not identify any triggering events requiring goodwill impairment testing, which considered the company’s market capitalization and our recorded equity value.

For a further discussion of our annual impairment testing of goodwill and indefinite-lived intangible assets (trademarks), see Note 2(g), “Summary of Significant Accounting Policies—Goodwill and Other Intangible Assets” to our 2025 Annual Report on Form 10-K.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(6)	Long-Term Debt

Long-term debt consists of the following, as of the dates indicated (in thousands):

	April 4, 2026	January 3, 2026
Revolving credit loans due 2028	$270,000	$215,000
Tranche B term loans due 2029	443,250	444,375
5.25% senior notes due 2027	509,310	509,310
8.00% senior secured notes due 2028	799,315	799,315
Unamortized deferred debt financing costs	(12,393)	(13,486)
Unamortized discount	(4,168)	(4,438)
Total long-term debt, net of unamortized deferred debt financing costs and discount	2,005,314	1,950,076
Current portion of long-term debt	(4,500)	(4,500)
Long-term debt, net of unamortized deferred debt financing costs and discount, and excluding current portion	$2,000,814	$1,945,576

As of April 4, 2026, the aggregate contractual maturities of long-term debt were as follows (in thousands):

Aggregate Contractual Maturities(1)
Fiscal year:
2026 remaining	$3,375
2027	513,810
2028	1,072,690
2029	432,000
Total	$2,021,875
(1)	Fiscal years 2026 to 2029 also reflect amortization payments per calendar quarter of 0.25% of the original principal amount of our tranche B term loans due 2029.

Senior Secured Credit Agreement. Our senior secured credit agreement includes a term loan facility and a revolving credit facility.

Our tranche B term loans bear interest based on alternative rates that we may choose, including a base rate per annum plus an applicable margin of 2.50%, and SOFR plus an applicable margin of 3.50%. As of April 4, 2026, the weighted average interest rate on our tranche B term loans was 7.17%. The tranche B term loans are subject to amortization at the rate of 0.25% of the original principal amount per calendar quarter with the balance due and payable on the maturity date. The tranche B term loans mature on October 10, 2029.

Interest under the revolving credit facility, including any outstanding letters of credit, is determined based on alternative rates that we may choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin ranging from 0.50% to 1.00%, and SOFR plus an applicable margin ranging from 1.50% to 2.00%, in each case depending on our consolidated leverage ratio (as defined in the credit agreement). On July 1, 2025, we amended our credit agreement to, among other things, reduce the revolving credit facility commitments from $475.0 million to $430.0 million. Proceeds of the revolving credit facility may be used for general corporate purposes, including acquisitions of targets in the same or a similar line of business as our company, subject to specified criteria. The revolving credit facility matures on December 16, 2028. As of April 4, 2026, the weighted average interest rate on our revolving credit loans was 5.68%. As of April 4, 2026, the available borrowing capacity under the revolving credit facility, net of outstanding letters of credit of $19.9 million, was $140.1 million.

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

We are also required to maintain a consolidated interest coverage ratio (defined as the ratio, determined on a pro forma basis, of our adjusted EBITDA (before share-based compensation) for any period of four consecutive fiscal quarters to our consolidated interest expense for such period payable in cash) of at least 1.75 to 1.00. As of April 4, 2026, we were in compliance with all of the covenants, including the financial covenants, in the credit agreement.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

During the second quarter of 2025, we repurchased $20.7 million aggregate principal amount of 5.25% senior notes due 2027 in open market purchases for $18.6 million, an average discounted repurchase price of 89.98% of such principal amount, plus accrued and unpaid interest. During the third quarter of 2025, we repurchased $20.0 million aggregate principal amount of 5.25% senior notes due 2027 in open market purchases for $19.2 million, an average discounted repurchase price of 96.00% of such principal amount, plus accrued and unpaid interest. As a result of these repurchases, we recognized a pre-tax gain on extinguishment of debt in fiscal 2025 of $2.9 million, partially offset by the accelerated amortization of deferred debt financing costs of $0.6 million.

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

The indenture governing the 5.25% senior notes due 2027 contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of certain liens; certain sale-leaseback transactions; certain asset sales; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates. Each of the covenants is subject to a number of important exceptions and qualifications. As of April 4, 2026, we were in compliance with all of the covenants in the indenture governing the 5.25% senior notes due 2027.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

The indenture governing the 8.00% senior secured notes due 2028 contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of certain liens; certain sale-leaseback transactions; certain asset sales; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates. Each of the covenants is subject to a number of important exceptions and qualifications. As of April 4, 2026, we were in compliance with all of the covenants in the indenture governing the 8.00% senior secured notes due 2028.

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

Accrued Interest. At April 4, 2026 and January 3, 2026, accrued interest of $6.2 million and $28.4 million, respectively, is included in accrued expenses in the accompanying unaudited consolidated balance sheets.

Gain on Extinguishment of Debt. There were no gains on extinguishment of debt during the first quarter of 2026 or 2025.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The carrying values and fair values of our revolving credit loans, term loans, senior notes and senior secured notes as of April 4, 2026 and January 3, 2026 were as follows (in thousands):

	April 4, 2026				January 3, 2026
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving credit loans	$270,000		$270,000	(1)	$215,000		$215,000	(1)
Tranche B term loans due 2029	439,806	(2)	409,020	(3)	440,726	(2)	424,199	(3)
5.25% senior notes due 2027	509,310		494,667	(3)	509,310		495,941	(3)
8.00% senior secured notes due 2028	$798,591	(4)	$787,610	(3)	$798,526	(4)	$786,548	(3)
(1)	Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.
(2)	The carrying value of the tranche B term loans includes a discount. At April 4, 2026 and January 3, 2026, the face amount of the tranche B term loans was $443.3 million and $444.4 million, respectively.
(3)	Fair values are estimated based on quoted market prices.
(4)	The carrying value of the 8.00% senior secured notes due 2028 includes a discount. At April 4, 2026 and January 3, 2026, the face amount of the 8.00% senior secured notes due 2028 was $799.3 million.

There was no Level 3 activity for recurring fair value measurements during the first quarter of 2026 or 2025.

For information about non-recurring fair value measurements, see Note 5, “Goodwill and Other Intangible Assets,” which describes our impairment analysis for goodwill and indefinite-lived intangible assets.

(8)	Accumulated Other Comprehensive Income

The reclassifications from accumulated other comprehensive income (AOCIL) for the first quarter of 2026 and 2025 were as follows (in thousands):

	Amounts Reclassified from AOCIL		Affected Line Item in
	Thirteen Weeks Ended		the Statement Where
	April 4,	March 29,	Net (Loss) Income
Details about AOCIL Components	2026	2025	is Presented
Defined benefit pension plan items
Amortization of unrecognized gain	$(312)	$(75)	See (1) below
Accumulated other comprehensive gain before tax	(312)	(75)	Total before tax
Tax expense	78	19	Income tax benefit
Total reclassification	$(234)	$(56)	Net of tax
(1)	These items are included in the computation of net periodic pension cost. See Note 11, “Pension Benefits,” for additional information.

Changes in AOCIL for the first quarter of 2026 were as follows (in thousands):

		Foreign Currency
	Defined Benefit	Translation
	Pension Plan Items	Adjustments	Total
Balance at January 3, 2026	$24,153	$(9,108)	$15,045
Other comprehensive loss before reclassifications	—	(1,462)	(1,462)
Amounts reclassified from AOCIL	(234)	—	(234)
Net current period other comprehensive loss	(234)	(1,462)	(1,696)
Balance at April 4, 2026	$23,919	$(10,570)	$13,349

(9)	Income Taxes

Income tax provisions for interim periods are based on an estimated annual income tax rate, adjusted for discrete tax items, with any changes affecting the estimated annual effective tax rate recorded in the interim period in which the change occurs. We determined that the estimated annual effective tax rate method would provide a reliable estimate of our overall annual effective tax rate.

Our effective tax rate was 28.1% for the first quarter of 2026. During the first quarter of 2026, we recognized a net discrete tax expense totaling $1.6 million, primarily related to a discrete tax expense related to stock-based

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

compensation, partially offset by a discrete tax benefit related to a return-to-provision adjustment in Mexico. We’ve recognized approximately $1.5 million of an increased valuation allowance during the first quarter of 2026.

Our effective tax rate was 209.2% for the first quarter of 2025. During the first quarter of 2025, we recognized a net discrete tax benefit of $1.4 million, primarily related to a discrete tax benefit of $2.1 million for the tax effect of a pre-transition loss related to Section 987 of the Internal Revenue Code of 1986 for the cumulative unrecognized foreign exchange loss relating to our primary operating subsidiary in Canada, which is a qualified business unit for purposes of Section 987, partially offset by discrete tax expenses of $0.7 million related to stock-based compensation and rate changes.

(10)Stockholders’ Equity

Omnibus Incentive Compensation Plan. As of April 4, 2026, 2,890,222 shares of common stock remained available for grant under the Omnibus Plan. See Note 16, “Share-Based Payments.”

(11)	Pension Benefits

Company-Sponsored Defined Benefit Pension Plans. As of April 4, 2026, we had four company-sponsored defined benefit pension plans covering approximately 21% of our employees. Three of these defined benefit pension plans are for the benefit of certain of our union employees and one is for the benefit of salaried and certain hourly employees. The benefits in the salaried and hourly plan are based on each employee’s years of service and compensation, as defined. Newly hired employees are no longer eligible to participate in any of our four company-sponsored defined benefit pension plans. Net periodic pension benefit for our four company-sponsored defined benefit pension plans for the first quarter of 2026 and 2025 includes the following components (in thousands):

	Thirteen Weeks Ended
	April 4,	March 29,
	2026	2025
Service cost—benefits earned during the period	$993	$1,098
Interest cost on projected benefit obligation	2,120	2,063
Expected return on plan assets	(3,314)	(3,135)
Amortization of unrecognized gain	(312)	(75)
Net periodic pension benefit	$(513)	$(49)

During the first quarter of 2026, we contributed $1.5 million to our company-sponsored defined benefit pension plans. During the first quarter of 2025, we did not make any contributions to our company-sponsored defined benefit pension plans. During the remainder of fiscal 2026, we expect to make approximately $1.0 million of additional contributions.

Multi-Employer Defined Benefit Pension Plan. In connection with the closure and sale of our Portland, Maine manufacturing facility, we withdrew from participation in a multi-employer defined benefit pension plan during the fourth quarter of 2021. As a result, we are required to make monthly withdrawal liability payments to the plan over 20 years. These payments amount to approximately $0.9 million on an annual basis beginning March 1, 2022. As of April 4, 2026, the present value of the remaining payments amounting to $11.6 million is reflected as a liability on our unaudited consolidated balance sheet.

(12)	Leases

We determine whether an arrangement is a lease at inception. We have operating leases and previously had a finance lease for certain of our manufacturing facilities, distribution centers, warehouse and storage facilities, machinery and equipment, and office equipment. Our leases have remaining lease terms of one year to seven years, some of which include options to extend the lease term for up to ten years, and some of which include options to terminate the lease within one year. We consider these options in determining the lease term used to establish our right-of-use assets and lease liabilities.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

During the third quarter of 2025, we made the final payment related to our only finance lease. As of April 4, 2026 we do not have any finance lease right-of-use assets or finance lease liabilities remaining on our consolidated balance sheet.

Operating leases are included in the accompanying unaudited consolidated balance sheets in the following line items (in thousands):

	April 4,	January 3,
	2026	2026
Operating lease right-of-use assets	50,474	50,983

Operating lease liabilities:
Current portion of operating lease liabilities	$15,617	$16,697
Long-term operating lease liabilities, net of current portion	37,396	34,636
Total operating lease liabilities	$53,013	$51,333

During the second quarter of 2025, we entered into an operating lease agreement for our new corporate headquarters in Parsippany, New Jersey. The lease had not yet commenced as of January 3, 2026 and therefore the operating lease right-of-use assets and the operating lease liabilities were not recorded on our consolidated balance sheet as of January 3, 2026, but are recorded on our consolidated balance sheet as of April 4, 2026. This operating lease commenced during the first quarter of 2026, with a lease term of 15.67 years and total undiscounted lease payments of $27.3 million.

The following table shows supplemental information related to our leases (in thousands):

	Thirteen Weeks Ended
	April 4,	March 29,
	2026	2025
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$5,123	$5,137
Cash paid for amounts included in the measurement of finance lease liabilities	$—	$275

The components of operating lease costs were as follows:
Cost of goods sold	$3,287	$3,240
Selling, general and administrative expenses	2,209	1,709
Total operating lease costs	$5,496	$4,949

The components of finance lease costs were as follows:
Depreciation of finance right-of-use assets	$—	$264
Interest on finance lease liabilities	—	4
Total finance lease costs	$—	$268

Total net lease costs	$5,496	$5,217

Total rent expense was $6.2 million, including the operating lease costs of $5.5 million stated above, for the first quarter of 2026. Total rent expense was $5.3 million, including the operating lease costs of $4.9 million stated above, for the first quarter of 2025.

Because our operating leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We have lease agreements that contain both lease and non-lease components. With the exception of our real estate leases, we account for our leases as a single lease component.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The following table shows the weighted average lease term and weighted average discount rate for our operating lease ROU assets:

	April 4,	January 3,
	2026	2026
Weighted average remaining lease term (years)	6.5	4.5
Weighted average discount rate	5.03%	4.35%

As of April 4, 2026, the maturities of operating lease liabilities were as follows (in thousands):

Maturities of Operating Lease Liabilities
Fiscal year:
2026 remaining	$13,919
2027	14,828
2028	9,228
2029	4,404
2030	2,299
Thereafter	19,697
Total undiscounted future minimum lease payments	64,375
Less: Imputed interest	(11,362)
Total present value of future lease liabilities	$53,013

(13)	Commitments and Contingencies

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

Environmental. We are subject to environmental laws and regulations in the normal course of business. We did not make any material expenditures during the first quarter of 2026 or 2025 in order to comply with environmental laws and regulations. Based on our experience to date, management believes that the future cost of compliance with existing environmental laws and regulations (and liability for any known environmental conditions) will not have a material adverse effect on our consolidated financial position, results of operations or liquidity. However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

Collective Bargaining Agreements. As of April 4, 2026, 1,186 of our 2,349 employees, or approximately 50.5%, were covered by collective bargaining agreements.

The collective bargaining agreement covering approximately 59 employees at our Stoughton, Wisconsin facility was scheduled to expire on March 26, 2026. On March 31, 2026, a new collective bargaining agreement, which extends the term by three years, was ratified by the union employees at our Stoughton facility. The collective bargaining agreement covering approximately 49 employees at our Roseland, New Jersey facility was scheduled to expire on March 31, 2026. On April 20, 2026, a new collective bargaining agreement, which extends the term by six years, was ratified by the union employees at our Roseland facility.

As of the date of this report, only one of our collective bargaining agreements is scheduled to expire in the next twelve months. The collective bargaining agreement for our Terre Haute, Indiana facility, which covers approximately 101 employees, is scheduled to expire on March 30, 2027.

While we believe that our relations with our union employees are in general good, we cannot assure you that we will be able to negotiate a new collective bargaining agreement for our Terre Haute facility on terms satisfactory to us, or at all, and without production interruptions, including labor stoppages. At this time, however, management does not

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

The table below shows weighted average common shares outstanding for the first quarter of 2026 and the first quarter of 2025, respectively:

	Thirteen Weeks Ended
	April 4,	March 29,
	2026	2025
Weighted average common shares outstanding:
Basic	80,203,184	79,168,864
Net effect of potentially dilutive share-based compensation awards(1)	—	501,495
Diluted	80,203,184	79,670,359

(1)	For the first quarter of 2026, there are no potentially dilutive share-based compensation awards included in the calculation of diluted weighted average common shares outstanding, as their effect would have been antidilutive.

(15)	Business and Credit Concentrations and Geographic Information

Our exposure to credit loss in the event of non-payment of accounts receivable by customers is estimated in the amount of the allowance for doubtful accounts. We perform ongoing credit evaluations of the financial condition of our customers. Our top ten customers accounted for approximately 61.3% and 63.7% of consolidated net sales for the first quarter of 2026 and 2025, respectively. Other than Walmart, which accounted for approximately 33.2% and 31.4% of our consolidated net sales for the first quarter of 2026 and 2025, respectively, no single customer accounted for more than 10.0% of our consolidated net sales for the first quarter of 2026 or 2025. Walmart is a customer for all four of our operating segments.

Our top ten customers accounted for approximately 69.2% and 68.0% of our consolidated trade accounts receivables as of April 4, 2026 and January 3, 2026, respectively. Other than Walmart, which accounted for approximately 36.8% and 39.0% of our consolidated trade accounts receivables as of April 4, 2026 and January 3, 2026, no single customer accounted for more than 10.0% of our consolidated trade accounts receivables.

As of April 4, 2026, we do not believe we have any significant concentration of credit risk with respect to our consolidated trade accounts receivables with any single customer whose failure or nonperformance would materially affect our results other than as described above with respect to Walmart.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

During the first quarter of 2026 and 2025, our sales to customers in foreign countries represented approximately 11.9% and 9.7%, respectively, of net sales. Our foreign sales are primarily to customers in Canada.

Our long-lived assets (including right-of-use assets and net property, plant and equipment) located outside of the United States represented approximately 7.1% of our total long-lived assets as of April 4, 2026 and January 3, 2026.

(16)	Share-Based Payments

The following table details our stock option activity for the first quarter of fiscal 2026 (dollars in thousands, except per share data):

		Weighted	Weighted Average
		Average	Contractual Life	Aggregate
	Options	Exercise Price	Remaining (Years)	Intrinsic Value
Outstanding at January 3, 2026	2,106,193	$20.33	6.56	$20
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Expired	(39,559)	$34.00
Outstanding at April 4, 2026	2,066,634	$20.06	6.42	$327
Exercisable at April 4, 2026	1,067,987	$25.82	5.19	$—

We did not grant any stock options during the first quarter of 2026 or the first quarter of 2025.

The following table details the activity in our performance share long-term incentive awards (LTIAs) for the first quarter of 2026:

		Weighted Average
	Number of	Grant Date Fair Value
	Performance Shares(1)	(per share)(2)
Outstanding at January 3, 2026	4,378,111	$7.69
Granted	2,836,127	$2.64
Vested	(743,341)	$13.00
Forfeited	(230,106)	$11.74
Outstanding at April 4, 2026	6,240,791	$4.62
(1)	Solely for purposes of this table, the number of performance shares is based on the participants earning the maximum number of performance shares (i.e., 300% of the target number of performance shares).
(2)	The fair value of the awards was determined based upon the closing price of our common stock on the applicable measurement dates (i.e., the deemed grant dates for accounting purposes), reduced by the present value of expected dividends using the risk-free interest-rate, as the award holders are not entitled to dividends or dividend equivalents during the vesting period.

The following table details the activity in our restricted stock for the first quarter of 2026:

		Weighted Average
	Number of Shares	Grant Date Fair Value
	of Restricted Stock	(per share)(1)
Outstanding at January 3, 2026	1,055,670	$8.58
Granted	933,152	$5.11
Vested	(459,999)	$9.71
Forfeited	(8,063)	$7.89
Outstanding at April 4, 2026	1,520,760	$6.11
(1)	The fair value of the awards was determined based upon the closing price of our common stock on the applicable measurement dates (i.e., the deemed grant dates for accounting purposes).

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The following table details the number of shares of common stock issued by our company during the first quarter of 2026 and 2025 upon the vesting of performance share LTIAs, the exercise of stock options, the issuance of restricted stock and other share-based compensation net of cancellations:

	Thirteen Weeks Ended
	April 4,	March 29,
	2026	2025
Number of performance shares vested	743,341	—
Shares withheld for tax withholding	(291,997)	—
Shares of common stock issued for performance share LTIAs	451,344	—
Shares of restricted common stock issued to employees	933,152	767,569
Shares of restricted stock withheld and cancelled for tax withholding upon vesting	(186,482)	(111,762)
Shares of restricted stock cancelled upon forfeiture	(8,063)	(2,719)
Net shares of common stock issued	1,189,951	653,088

The following table sets forth the compensation expense recognized for share-based payments (performance share LTIAs, restricted stock, stock options, non-employee director stock grants and other share-based payments) during the first quarter of 2026 and 2025 and where that expense is reflected in our consolidated statements of operations (in thousands):

	Thirteen Weeks Ended
	April 4,	March 29,
Consolidated Statements of Operations Location	2026	2025
Compensation expense included in cost of goods sold	$341	$395
Compensation expense included in selling, general and administrative expenses	2,496	2,776
Total compensation expense for share-based payments	$2,837	$3,171

As of April 4, 2026, there was $8.5 million of unrecognized compensation expense related to performance share LTIAs, which is expected to be recognized over the next 2.8 years, $8.4 million of unrecognized compensation expense related to restricted stock, which is expected to be recognized over the next 3.0 years, and $0.9 million of unrecognized compensation expense related to stock options, which is expected to be recognized over the next 1.8 years.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Our reportable segment results were as follows (in thousands):

	Thirteen Weeks Ended
	April 4,	March 29,
	2026	2025
Segment net sales:
Specialty	$130,767	$134,400
Meals	107,082	106,142
Frozen & Vegetables	71,032	93,119
Spices & Flavor Solutions	100,055	91,741
Total segment net sales	408,936	425,402

Segment adjusted expenses:
Specialty	104,663	100,880
Meals	87,138	81,168
Frozen & Vegetables	66,448	94,592
Spices & Flavor Solutions	70,336	65,472
Total segment adjusted expenses	328,585	342,112

Segment adjusted EBITDA:
Specialty	26,104	33,520
Meals	19,944	24,974
Frozen & Vegetables	4,584	(1,473)
Spices & Flavor Solutions	29,719	26,269
Total segment adjusted EBITDA	$80,351	$83,290

Unallocated corporate expenses	$22,706	$24,152
Depreciation and amortization	14,960	16,838
Acquisition/divestiture-related and non-recurring expenses	10,072	1,432
Impairment of property, plant and equipment, net	172	2,994
Loss on sales of assets	36,282	—
Loss on sales and disposals of property, plant and equipment	5,612	881
Interest expense, net	35,822	37,758
Income tax benefit	(12,731)	(1,600)
Net (loss) income	$(32,544)	$835

(18)Assets Held for Sale

On October 24, 2025, we entered into an agreement to sell our Green Giant and Le Sieur frozen and shelf-stable product lines in Canada to Nortera Foods Inc. for a purchase price equal to the inventory value (as defined in the sale agreement) of the inventory transferred at closing plus $5.0 million. Had the purchase price been determined at September 27, 2025, the purchase price would have been approximately $60.0 million. The actual purchase price will increase or decrease from that amount based upon changes in inventory prior to the closing. Subject to regulatory approval in Canada and the satisfaction of customary closing conditions, we expect the sale to close during the second quarter of 2026. We refer to our Green Giant and Le Sieur frozen and shelf-stable product lines in Canada as “Green Giant Canada” and the pending divestiture as the “Green Giant Canada divestiture.”

During the third quarter of 2025, we reclassified $75.6 million of inventories, $6.3 million of indefinite-lived trademark intangible assets and $3.1 million of finite-lived customer relationship intangible assets related to Green Giant Canada within our Frozen & Vegetables reporting unit to assets held for sale as of the end of the third quarter of 2025. We then measured the assets held for sale at the lower of their carrying value or fair value less the estimated costs to sell, and recorded pre-tax, non-cash impairment charges of $27.8 million during the third quarter of 2025. During the fourth quarter of 2025, the value of inventories included in assets held for sale decreased by $5.2 million and we recorded additional pre-tax, non-cash impairment charges of $0.7 million related to inventories included in assets held for sale.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The following table sets forth the assets held for sale at April 4, 2026 relating to the pending Green Giant Canada divestiture (in thousands):

April 4, 2026
Inventories	$56,568
Trademarks - indefinite-lived intangible assets	6,292
Customer relationships - finite-lived intangible assets	3,124
Assets held for sale before impairments	65,984
Impairments of assets held for sale	(28,500)
Assets held for sale	$37,484

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Forward-Looking Statements” before Part I of this report and elsewhere in this report. The following discussion should be read in conjunction with the unaudited consolidated interim financial statements and related notes for the thirteen weeks ended April 4, 2026 (first quarter of 2026) included elsewhere in this report and the audited consolidated financial statements and related notes for the fiscal year ended January 3, 2026 (fiscal 2025) included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 3, 2026 (which we refer to as our 2025 Annual Report on Form 10-K).

General

We manufacture, sell and distribute a diverse portfolio of branded, high quality, shelf-stable and frozen foods and household products, many of which have leading regional or national market shares. In general, we position our branded products to appeal to the consumer desiring a high quality and reasonably priced product. We complement our branded product retail sales with institutional and foodservice sales, private label sales and sales to other food company brand owners through co-manufacturing arrangements.

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

Since 1996, we have successfully acquired and integrated more than 50 brands or businesses into our company. Most recently, on March 19, 2026, we completed the acquisition of the broth and stock business of Del Monte Foods Corporation II Inc. and its affiliates, including the College Inn and Kitchen Basics brands. We refer to this acquisition as the “College Inn and Kitchen Basics acquisition.” This acquisition has been accounted for using the acquisition method of accounting and, accordingly, the assets acquired and liabilities assumed and results of operations of the acquired business are included in our consolidated financial statements from the date of acquisition. This acquisition and the application of the acquisition method of accounting affect comparability between periods.

In addition, in an attempt to sharpen focus, improve margins and reduce our long-term debt, we have been reshaping our portfolio through select divestitures. For example, on March 2, 2026, we completed the sale of the Green Giant U.S. frozen business to Seneca Foods Corporation. On October 24, 2025, we entered into an agreement to sell our Green Giant and Le Sieur frozen and shelf-stable product lines in Canada, which we refer to in in this report as “Green Giant Canada,” to Nortera Foods Inc., which, subject to regulatory approval and customary closing conditions, is expected to close during the second quarter of 2026. On August 1, 2025, we completed the sale of the Le Sueur U.S. shelf-stable vegetable brand to McCall Farms. On May 23, 2025, we completed the sale of the Don Pepino and Sclafani brands of pizza and spaghetti sauces, crushed tomatoes, tomato puree and whole peeled tomatoes to Violet Foods LLC. In this report, we refer to these divestitures as the “Green Giant U.S. frozen divestiture,” the pending “Green Giant Canada divestiture,” the “Le Sueur U.S. divestiture,” and the “Don Pepino divestiture,” respectively. These divestitures affect, or will affect, comparability between periods.

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

We experienced material net cost increases for raw materials during the last several years due to a number of factors. Raw material costs remained elevated in fiscal 2025 and the first quarter of 2026 and we anticipate that certain raw material costs will remain elevated during the remainder of fiscal 2026. We are currently locked into our supply and prices for a majority of our most significant raw material commodities through at least the end of the second quarter of 2026.

In recent years, we have been negatively impacted by industry-wide increases in the cost of distribution, primarily driven by increased freight rates. We attempt to offset all or a portion of these increases through list price increases, trade spend reductions and cost savings initiatives. Although freight rates began to moderate in 2023, freight rates remained elevated during fiscal 2025 and the first quarter of 2026, and, due in part to geopolitical conflict, including the hostilities involving Iran, which have exacerbated fuel price volatility, we expect freight rates to remain elevated during the remainder of fiscal 2026.

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

Trade and Regulatory Uncertainty. In February 2025, the White House announced the imposition of tariffs on numerous countries that trade with the United States, including Canada, Mexico and China, and certain of those countries subsequently announced retaliatory tariffs in response. Although the imposition of certain of such tariffs was at least temporarily paused in the case of Canada and Mexico, and other tariffs under the International Emergency Economic Powers Act (IEEPA) were eventually struck down by a ruling issued by the United States Supreme Court in February 2026, the White House announced its intention, in response to the Supreme Court decision, to invoke other laws to collect tariffs and announced new tariffs on imports from all countries, in addition to any existing non-IEEPA tariff. As the implementation of tariffs is ongoing, more tariffs may be added in the future and countermeasures may be adopted by other countries. The situation remains dynamic, rapidly evolving and uncertain.

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

Fluctuations in Currency Exchange Rates. Our foreign sales are primarily to customers in Canada. Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars. During the first quarter of 2026 and 2025, our net sales to customers in foreign countries represented approximately 11.9% and 9.7%, respectively, of our total net sales. We also purchase certain raw materials from foreign suppliers. For example, we purchase a significant majority of our maple syrup requirements from suppliers in Québec, Canada. These purchases are made in Canadian dollars. A weakening of the U.S. dollar against the Canadian dollar would significantly increase our costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar. These increased costs would not be fully offset by the positive impact the change in the relative strength of the Canadian dollar versus the U.S. dollar would have on our net sales in Canada. Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars, with one exception being certain purchases of raw materials in Mexico that are denominated in Mexican pesos.

In addition, we operate a frozen vegetable manufacturing facility in Irapuato, Mexico and as a result are exposed to fluctuations in the Mexican peso. Following the divestiture of our U.S. Green Giant frozen business, foreign currency exposure related to frozen vegetables manufactured in Mexico and sold to the acquirer of the business is borne by the acquirer under a co-packing agreement. However, we continue to have exposure to fluctuations in the Mexican peso related to frozen vegetable products manufactured in Mexico for our Green Giant Canada business and any frozen vegetable products we may manufacture for other customers in the future. A weakening of the U.S. dollar in relation to the Mexican peso would significantly increase our costs relating to the purchase of raw materials and the production of frozen vegetable products to the extent we have not purchased Mexican pesos or otherwise entered into hedging arrangements in advance of the weakening of the U.S. dollar or we have not contractually or otherwise passed along responsibility for the cost increases to our customers. As a result, certain revenues and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations, and these fluctuations may have an adverse impact on operating results. For example, in recent years our results of operations from our Green Giant frozen operations in Mexico have been negatively impacted by appreciation in the strength of the Mexican peso relative to the U.S. dollar.

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

In our 2025 Annual Report on Form 10-K, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our unaudited consolidated interim financial statements. There have been no material changes to these policies from those disclosed in our 2025 Annual Report on Form 10-K.

One Big Beautiful Bill Act

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the U.S. Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. Among the tax law changes that impacted us in fiscal 2025 and the first quarter of 2026 and will continue to impact us in future years relate to the timing of certain tax deductions including depreciation expense, R&D expenditures and interest expense. The OBBBA allows for 100% bonus depreciation to be taken on eligible assets, the option to immediately expense domestic R&D expenditures as well as accelerate the deduction of previously capitalized expenses, and restores the earnings before interest, taxes, depreciation and amortization (EBITDA) calculation for purposes of determining interest limitations. We implemented certain changes in fiscal 2025 and the first quarter of 2026 related to the interest deduction limitation, bonus depreciation and the immediate expensing of R&D expenses. The OBBBA did not have a material impact on our effective income tax rate, results of operations, financial condition or liquidity for fiscal 2025 or the first quarter of 2026. See Note 9, “Income Taxes.”

Results of Operations

The following table sets forth the percentages of net sales represented by selected items for the first quarter of 2026 and 2025 reflected in our consolidated statements of operations. The comparisons of financial results are not necessarily indicative of future results:

	Thirteen Weeks Ended
	April 4,	March 29,
	2026	2025
Statement of Operations Data:
Net sales	100.0%	100.0%
Cost of goods sold	80.5%	78.8%
Gross profit	19.5%	21.2%

Operating expenses:
Selling, general and administrative expenses	12.3%	11.6%
Amortization expense	1.0%	1.2%
Loss on sales of assets	8.9%	—%
Operating (loss) income	(2.7)%	8.4%

Other expenses (income):
Interest expense, net	8.8%	8.9%
Other income	(0.4)%	(0.3)%
Loss before income tax benefit	(11.1)%	(0.2)%
Income tax benefit	(3.1)%	(0.4)%
Net (loss) income	(8.0)%	0.2%

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

Loss on Sales of Assets. Loss on sales of assets includes the loss recognized on the Green Giant U.S. frozen divestiture.

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

Base Business Net Sales. Base business net sales is a non-GAAP financial measure used by management to measure operating performance. We define base business net sales as our net sales excluding (1) the net sales of acquisitions until the net sales from such acquisitions are included in both comparable periods, (2) net sales of discontinued or divested brands, and (3) net sales from our Green Giant U.S. frozen co-manufacturing agreement until the net sales from the co-manufacturing agreement are included in both comparable periods. The portion of current period net sales attributable to recent acquisitions for which there is no corresponding period in the comparable period of the prior year is excluded. For each acquisition, the excluded period starts at the beginning of the most recent fiscal period being compared and ends on the first anniversary of the acquisition date. For discontinued or divested brands, the entire amount of net sales is excluded from each fiscal period being compared. We have included this financial measure because our management believes it provides useful and comparable trend information regarding the results of our business without the effect of the timing of acquisitions and the effect of discontinued or divested brands.

A reconciliation of net sales to base business net sales for the first quarter of 2026 and 2025 follows (in thousands):

	Thirteen Weeks Ended
	April 4,	March 29,
	2026	2025
Net sales	$408,936	$425,402
Net sales from acquisitions(1)	(2,867)	—
Net sales from discontinued or divested brands(2)	(32,392)	(70,235)
Net sales from Green Giant U.S. frozen co-manufacturing agreement(3)	(8,546)	—
Base business net sales	$365,131	$355,167
(1)	For the first quarter of 2026, reflects net sales from the College Inn and Kitchen Basics acquisition, for which there is no comparable period of net sales during the first quarter of 2025. The College Inn and Kitchen Basics acquisition was completed on March 19, 2026.
(2)	For the first quarter of 2026, reflects net sales of the Green Giant U.S. frozen vegetable brand through the date of the divestiture. For the first quarter of 2025, reflects net sales of the Green Giant U.S. frozen vegetable brand, which was divested on March 2, 2026, net sales of the Le Sueur U.S. shelf-stable vegetable brand, which was divested on August 1, 2025, and net sales of the Don Pepino and Sclafani brands, which were divested on May 23, 2025.
(3)	For the first quarter of 2026, reflects net sales of our co-manufacturing agreement with Seneca Foods Corporation pursuant to which we are continuing to produce for Seneca Foods Corporation certain Green Giant frozen vegetable products at our frozen vegetable manufacturing facility in Irapuato, Mexico, which was not included as part of the Green Giant U.S. frozen divestiture and for which there is no comparable period of net sales during the first quarter of 2025.

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

Reconciliations of net (loss) income and net cash provided by (used in) operating activities to EBITDA and adjusted EBITDA for the first quarter of 2026 and 2025 along with the components of EBITDA and adjusted EBITDA follows (in thousands):

	Thirteen Weeks Ended
	April 4,	March 29,
	2026	2025
Net (loss) income	$(32,544)	$835
Income tax benefit	(12,731)	(1,600)
Interest expense, net	35,822	37,758
Depreciation and amortization	14,960	16,838
EBITDA	5,507	53,831
Acquisition/divestiture-related and non-recurring expenses(1)	10,072	1,432
Impairment of property, plant and equipment(2)	172	2,994
Loss on sales of assets(3)	36,282	—
Loss on sales and disposals of property, plant and equipment(4)	5,612	881
Adjusted EBITDA	$57,645	$59,138

	Thirteen Weeks Ended
	April 4,	March 29,
	2026	2025
Net cash provided by operating activities	$23,587	$52,745
Income tax benefit	(12,731)	(1,600)
Interest expense, net	35,822	37,758
Impairment of property, plant and equipment(2)	(172)	(2,994)
Loss on sales of assets(3)	(36,282)	—
Loss on sales and disposals of property, plant and equipment(4)	(5,612)	(881)
Deferred income taxes	8,948	1,839
Amortization of deferred debt financing costs and bond discount	(1,509)	(1,416)
Share-based compensation expense	(2,837)	(3,171)
Changes in assets and liabilities, net of effects of business combinations	(3,707)	(28,449)
EBITDA	5,507	53,831
Acquisition/divestiture-related and non-recurring expenses(1)	10,072	1,432
Impairment of property, plant and equipment(2)	172	2,994
Loss on sales of assets(3)	36,282	—
Loss on sales and disposals of property, plant and equipment(4)	5,612	881
Adjusted EBITDA	$57,645	$59,138

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

A reconciliation of net (loss) income to adjusted net income and adjusted diluted earnings per share for the first quarter of 2026 and 2025 along with the components of adjusted net income and adjusted diluted earnings per share follows (in thousands):

	Thirteen Weeks Ended
	April 4,	March 29,
	2026	2025
Net (loss) income	$(32,544)	$835
Acquisition/divestiture-related and non-recurring expenses(1)	10,072	1,432
Impairment of property, plant and equipment, net(2)	172	2,994
Loss on sales of assets(3)	36,282	—
Loss on sales and disposals of property, plant and equipment(4)	5,612	881
Tax adjustments(5)	1,567	(1,394)
Tax effects of non-GAAP adjustments(6)	(14,369)	(1,300)
Adjusted net income	$6,792	$3,448
Adjusted diluted earnings per share(7)	$0.08	$0.04
(1)	Acquisition/divestiture-related and non-recurring expenses primarily include acquisition, integration and divestiture-related expenses for prior and potential future acquisitions and divestitures, and non-recurring expenses.
(2)	We recorded pre-tax, non-cash impairment charges of $0.2 million (or $0.1 million, net of tax) and $3.0 million (or $2.3 million, net of tax) related to property, plant and equipment during the first quarter of 2026 and the first quarter of 2025, respectively.
(3)	During the first quarter of 2026, we recognized a loss on sale of assets of $36.3 million (or $25.8 million, net of tax), primarily related to the sale of the Green Giant U.S. frozen business.
(4)	We recorded losses on sales and disposals of property, plant and equipment of $5.6 million (or $4.2 million, net of tax) and $0.9 million (or $0.7 million, net of tax) during the first quarter of 2026 and the first quarter of 2025, respectively.
(5)	During the first quarter of 2026, we recorded a net discrete tax expense of $1.6 million, primarily related to a discrete tax expense related to stock-based compensation, partially offset by a discrete tax benefit related to a return-to-provision adjustment in Mexico.

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

(6)	Represents the tax effects of the non-GAAP adjustments listed above, assuming a tax rate of approximately 24.50%.
(7)	Our company was in a net loss position for the first quarter of 2026, therefore there are no potentially dilutive share-based compensation awards included in the calculation of diluted weighted average shares outstanding for the quarter, as their effect would have been antidilutive. However, given that the adjustments described above resulted in adjusted net income for the quarter, the dilutive impact of potentially dilutive share-based compensation awards are being included in the calculation of adjusted diluted weighted average shares outstanding and, therefore, in the calculation of adjusted diluted earnings per share.

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

A reconciliation of gross profit to adjusted gross profit and gross profit percentage to adjusted gross profit percentage for the first quarter of 2026 and 2025, respectively, follows (in thousands, except percentages):

	Thirteen Weeks Ended
	April 4,	March 29,
	2026	2025
Gross profit	$79,889	$90,087
Acquisition/divestiture-related expenses and non-recurring expenses included in cost of goods sold(1)	4,671	516
Adjusted gross profit	$84,560	$90,603

Gross profit percentage	19.5%	21.2%
Acquisition/divestiture-related expenses and non-recurring expenses included in cost of goods sold as a percentage of net sales	1.1%	0.1%
Adjusted gross profit percentage	20.7%	21.3%
(1)	Acquisition/divestiture-related expenses and non-recurring expenses included in cost of goods sold for the first quarter of 2026 of $4.7 million primarily include acquisition expenses for the College Inn and Kitchen Basics acquisition and divestiture expenses for the Green Giant U.S. frozen business.

Acquisition/divestiture-related expenses and non-recurring expenses included in cost of goods sold for the first quarter of 2025 of $0.5 million primarily include acquisition, integration and divestiture-related expenses for prior and potential future acquisitions and divestitures, and non-recurring expenses.

First quarter of 2026 compared to the first quarter of 2025

Net Sales. Net sales for the first quarter of 2026 decreased $16.5 million, or 3.9%, to $408.9 million from $425.4 million for the first quarter of 2025. The decrease was primarily attributable to the Green Giant U.S. frozen, Le Sueur U.S. and Don Pepino divestitures, partially offset by an increase in base business net sales, one month of net sales from the co-manufacturing agreement we entered into on March 2, 2026 with the acquirer of the Green Giant U.S. frozen business, and a partial month of net sales for the College Inn and Kitchen Basics brands.

Net sales of our Green Giant U.S. frozen business, which we owned for only two months during the first quarter of 2026, contributed $27.2 million less net sales during the first quarter of 2026 as compared to the first quarter of 2025. Net sales of the Don Pepino and Le Sueur U.S. businesses, which we divested in 2025 and are therefore not part of our first quarter of 2026 results, were $10.6 million during the first quarter of 2025. Partially offsetting the impact of these divestitures were one month of net sales from the new Green Giant U.S. frozen co-manufacturing agreement, which contributed $8.5 million of net sales in the first quarter of 2026 and a partial month of net sales for the College Inn and Kitchen Basics brands, acquired on March 19, 2026, which contributed $2.9 million to our net sales for the first quarter of 2026.

Base business net sales for the first quarter of 2026 increased $9.9 million, or 2.8%, to $365.1 million from $355.2 million for the first quarter of 2025. The increase in base business net sales was driven by an increase in volume of $6.6 million, or 1.9% of base business net sales, an increase in net pricing and the impact of product mix (primarily related to the Spices & Flavor Solutions business unit) of $1.6 million, or 0.5% of base business net sales, and the positive impact of foreign currency of $1.7 million, or 0.5% of base business net sales.

Gross Profit. Gross profit was $79.9 million for the first quarter of 2026, or 19.5% of net sales. Adjusted gross profit was $84.6 million, or 20.7% of net sales. Gross profit was $90.1 million for the first quarter of 2025, or 21.2% of net sales. Adjusted gross profit was $90.6 million, or 21.3% of net sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.1 million, or 2.2%, to $50.2 million for the first quarter of 2026 from $49.1 million for the first quarter of 2025. The increase was composed of an increase in acquisition/divestiture-related and non-recurring expenses of $6.4 million, inclusive of an increase of $1.9 million for disposals and impairments of property, plant and equipment. This increase was partially offset by decreases in general and administrative expenses of $3.9 million and warehousing expenses of $1.4 million. Expressed as a percentage of net sales, selling, general and administrative expenses increased by 0.7 percentage points to 12.3% for the first quarter of 2026, as compared to 11.6% for the first quarter of 2025.

Amortization Expense. Amortization expense decreased $0.7 million, or 14.3%, to $4.4 million for the first quarter of 2026 from $5.1 million for the first quarter of 2025.

Loss on Sale of Assets. During the first quarter of 2026, we recognized a loss on sale of assets of $36.3 million, primarily related to the Green Giant U.S. frozen divestiture.

Operating (Loss) Income. As a result of the foregoing, operating loss decreased $46.8 million, or 130.6%, to an operating loss of $11.0 million for the first quarter of 2026 from an operating income of $35.8 million for the first quarter of 2025. Operating (loss) income expressed as a percentage of net sales decreased to 2.7% in the first quarter of 2026 from 8.4% in the first quarter of 2025.

Net Interest Expense. Net interest expense decreased $2.0 million, or 5.1%, to $35.8 million for the first quarter of 2026 from $37.8 million for the first quarter of 2025. The decrease was primarily attributable to a reduction in average long-term debt outstanding during the first quarter of 2026 compared to the first quarter of 2025.

Other Income. Other income for the first quarter of 2026 and 2025 includes the expected return on pension plan assets and the amortization of unrecognized gain less the interest cost on the projected benefit obligation of $1.5 million and $1.1 million, respectively.

Income Tax Benefit. Income tax benefit increased $11.1 million to $12.7 million for the first quarter of 2026 from $1.6 million for the first quarter of 2025. Our effective tax rate was 28.1% for the first quarter of 2026 and 209.2% for the first quarter of 2025.

During the first quarter of 2026, we recorded a net discrete tax expense of $1.6 million, primarily related to a discrete tax expense related to stock-based compensation, partially offset by a discrete tax benefit related to a return-to-provision adjustment in Mexico. We’ve recognized approximately $1.5 million of an increased valuation allowance during the first quarter of 2026, and we expect to recognize approximately $10.8 million in total during full year fiscal 2026.

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

Specialty Segment Results. Specialty segment results were as follows (dollars in thousands):

	Thirteen Weeks Ended
	April 4,	March 29,
	2026	2025	$ Change	% Change
Specialty segment net sales	$130,767	$134,400	$(3,633)	(2.7)%
Specialty segment adjusted expenses	104,663	100,880	3,783	3.8%
Specialty segment adjusted EBITDA	$26,104	$33,520	$(7,416)	(22.1)%

The decrease in Specialty segment net sales for the first quarter of 2026 was primarily due to the divestiture of the Don Pepino business, which generated $3.5 million of net sales in the first quarter of 2025.

The decrease in Specialty segment adjusted EBITDA for the first quarter of 2026 was primarily due to the Don Pepino divestiture, an increase in raw material costs and manufacturing expenses as a percentage of net sales and the impact of tariffs.

Meals Segment Results. Meals segment results were as follows (dollars in thousands):

	Thirteen Weeks Ended
	April 4,	March 29,
	2026	2025	$ Change	% Change
Meals segment net sales	$107,082	$106,142	$940	0.9%
Meals segment adjusted expenses	87,138	81,168	5,970	7.4%
Meals segment adjusted EBITDA	$19,944	$24,974	$(5,030)	(20.1)%

The increase in Meals segment net sales for the first quarter of 2026 was primarily due to the College Inn and Kitchen Basics acquisition on March 19, 2026, which contributed $2.9 million of net sales for the first quarter of 2026 during our first two weeks of ownership of the brands, and an increase in net pricing and the impact of product mix, offset in part by modestly lower volumes across the Meals segment in the aggregate.

The decrease in Meals segment adjusted EBITDA in the first quarter of 2026 was primarily due to an increase in certain raw material costs and manufacturing expenses. Meals segment adjusted EBITDA was also impacted by increases in trade spending and direct marketing expenses for certain brands. These incremental costs were offset in part by an increase in overall net pricing for the Meals segment and the impact of product mix.

Frozen & Vegetables Segment Results. Frozen & Vegetables segment results were as follows (dollars in thousands):

	Thirteen Weeks Ended
	April 4,	March 29,
	2026	2025	$ Change	% Change
Frozen & Vegetables segment net sales	$71,032	$93,119	$(22,087)	(23.7)%
Frozen & Vegetables segment adjusted expenses	66,448	94,592	(28,144)	(29.8)%
Frozen & Vegetables segment adjusted EBITDA	$4,584	$(1,473)	$6,057	(411.2)%

The decrease in Frozen & Vegetables segment net sales for the first quarter of 2026 was primarily due to the Green Giant U.S. frozen divestiture (which negatively impacted net sales versus the first quarter of 2025 by $18.7 million, net of the $8.5 million positive impact on net sales of our new Green Giant U.S. frozen co-manufacturing agreement) and the Le Sueur U.S. divestiture (which negatively impacted net sales versus the first quarter of 2025 by $7.2 million). Net sales for Green Giant Canada increased by $4.2 million, or 16.4%, for the first quarter of 2026.

The increase in Frozen & Vegetables segment adjusted EBITDA for the first quarter of 2026 was primarily due to a decrease in raw material and manufacturing costs, the favorable impact of foreign currency on cost of goods, and the favorable impact of our new Green Giant U.S. frozen co-manufacturing agreement, offset in part by lower net sales.

Spices & Flavor Solutions Segment Results. Spices & Flavor Solutions segment results were as follows (dollars in thousands):

	Thirteen Weeks Ended
	April 4,	March 29,
	2026	2025	$ Change	% Change
Spices & Flavor Solutions segment net sales	$100,055	$91,741	$8,314	9.1%
Spices & Flavor Solutions segment adjusted expenses	70,336	65,472	4,864	7.4%
Spices & Flavor Solutions segment adjusted EBITDA	$29,719	$26,269	$3,450	13.1%

The increase in Spices & Flavor Solutions segment net sales for the first quarter of 2026 was primarily due to an increase in volumes across the Spices & Flavor Solutions business unit in the aggregate and an increase in net pricing and the impact of product mix.

The increase in Spices & Flavor Solutions segment adjusted EBITDA for the first quarter of 2026 was primarily due to increased volumes and to a lessor extent an increase in net pricing, offset in part by increases in raw material costs (particularly for garlic and black pepper) and the impact of tariffs.

Unallocated Corporate Items. Unallocated corporate expenses decreased $1.5 million, or 6.0% in the first quarter of 2026 to $22.7 million from $24.2 million for the first quarter of 2025.

Net Sales by Brand. The following table sets forth net sales for each of our brands whose net sales for the first quarter of 2026 or fiscal 2025 equaled or exceeded 3% of our total net sales for those periods, and for all other brands in the aggregate (in thousands):

		Thirteen Weeks Ended
		April 4,	March 29,
Brand(1):	Business Unit:	2026	2025
Green Giant(2)	Frozen & Vegetables	$62,485	$93,120
Crisco	Specialty	53,074	54,964
Ortega	Meals	30,784	32,855
Clabber Girl(3)	Specialty	27,123	25,299
Maple Grove Farms of Vermont	Meals	20,399	20,014
Cream of Wheat	Meals	18,786	17,480
Dash	Spices & Flavor Solutions	13,685	14,147
All other brands(4)	All Business Units	182,600	167,523
Total		$408,936	$425,402

(1)	Net sales for each brand includes branded net sales and, if applicable, any private label and foodservice net sales attributable to the brand.
(2)	Also includes net sales for the Le Sueur brand. On March 2, 2026, we completed the sale of the Green Giant U.S. frozen business to Seneca Foods Corporation. On October 24, 2025, we entered into an agreement to sell our Green Giant and Le Sieur frozen and shelf-stable product lines in Canada to Nortera Foods Inc., which, subject to regulatory approval and customary closing conditions, is expected to close during the second quarter of 2026. On August 1, 2025, we completed the sale of the Le Sueur U.S. shelf-stable vegetable brand to McCall Farms.
(3)	Includes net sales for multiple brands acquired as part of the Clabber Girl acquisition that we completed on May 15, 2019, including, among others, the Clabber Girl, Rumford, Davis, Hearth Club and Royal brands of retail baking powder, baking soda and corn starch, and the Royal brand of foodservice dessert mixes.
(4)	Also includes net sales not attributable to any of our brands. For example, for the first quarter of 2026, also includes net sales from our co-manufacturing agreement with Seneca Foods Corporation pursuant to which we are continuing to produce certain Green Giant frozen vegetable products at our frozen vegetable manufacturing facility in Irapuato, Mexico, which was not included as part of the Green Giant U.S. frozen divestiture.

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

Cash Flows

Net Cash Provided by Operating Activities. Net cash provided by operating activities decreased $29.1 million to $23.6 million for the first quarter of 2026, as compared to $52.7 million for the first quarter of 2025. The decrease was primarily driven by lower net sales in the first quarter of 2026 as compared to the first quarter of 2025, and unfavorable working capital comparisons in the first quarter of 2026 as compared to the first quarter of 2025, primarily comprised of trade accounts receivable and trade accounts payable, partially offset by a favorable working capital comparison for accrued expenses and inventories.

Net Cash Used in Investing Activities. Net cash used in investing activities increased $41.1 million to $51.4 million for the first quarter of 2026, as compared to $10.3 million for the first quarter of 2025. The increase was primarily attributable to the $109.7 million purchase price we paid for the College Inn and Kitchen Basics acquisition, partially offset by the $61.5 million of proceeds we received from the Green Giant U.S. frozen divestiture and a $5.5 million decrease in capital expenditures in the first quarter of 2026 as compared to the first quarter of 2025.

Net Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities increased $68.1 million to $36.2 million of net cash provided by financing activities for the first quarter of 2026, as compared to $31.9 million of net cash used in financing activities for the first quarter of 2025. The increase was primarily driven by a $70.0 million increase in net cash flows from long-term debt (proceeds of borrowings, net of redemptions, repurchases and repayments).

Cash Income Tax Payments, Net of Refunds. We believe that we will realize a benefit to our cash taxes payable from amortization of our trademarks, goodwill and other intangible assets for the taxable years 2026 through 2038. We also take material annual deductions for net interest expense due to our substantial indebtedness. However, the U.S. Tax Cuts and Jobs Act enacted in 2017 limits the deduction for net interest expense incurred by a corporate taxpayer to 30% of the taxpayer’s adjusted taxable income. We have been subject to the interest expense deduction limitation for the past three fiscal years and, even though the One Big Beautiful Bill Act (OBBBA) enacted on July 4, 2025 restores the earnings before interest, taxes, depreciation and amortization (EBITDA) calculation for purposes of determining interest expense deduction limitations, we expect to continue to be subject to the interest expense deduction limitation in fiscal 2026 and future years. During fiscal 2025, we increased our valuation allowance by $4.6 million. During the first quarter of 2026, we increased our valuation allowance by approximately $1.5 million. See “One Big Beautiful Bill Act” above for a discussion of the impact and expected impact of the OBBBA on our cash income tax payments, net of refunds, including the impact the OBBBA had in fiscal 2025 and is expected to have in fiscal 2026 and beyond on our interest expense deductions and our cash taxes.

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

For the first quarter of 2026 and 2025, we had net cash provided by operating activities of $23.6 million and $52.7 million, respectively, and distributed as dividends $15.2 million and $15.0 million, respectively.

Beginning with the dividend payment declared on May 11, 2026 and payable on July 30, 2026, the current intended dividend rate for our common stock has been reduced from $0.76 per share per annum to $0.38 per share per annum. Based upon the new current intended dividend rate of $0.38 per share per annum and our current number of outstanding shares, we expect our aggregate dividend payments in fiscal 2026 to be approximately $46.0 million and in fiscal 2027 to be approximately $30.8 million.

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

Acquisitions

Our liquidity and capital resources have been significantly impacted by acquisitions and may be impacted in the foreseeable future by additional acquisitions. As discussed elsewhere in this report, as part of our growth strategy we plan to expand our brand portfolio with disciplined acquisitions of complementary brands. We have historically financed acquisitions by incurring additional indebtedness, issuing equity, using cash flows from operating activities and/or using divestiture proceeds. Our interest expense has over time increased as a result of additional indebtedness we have incurred in connection with acquisitions and will increase with any additional indebtedness we may incur to finance future acquisitions. Although we may subsequently issue equity and use the proceeds to repay all or a portion of the additional indebtedness incurred to finance an acquisition and reduce our interest expense, the additional shares of common stock would increase the amount of cash flows from operating activities necessary to fund dividend payments.

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

Future Capital Needs

We are highly leveraged. On April 4, 2026, the aggregate principal amount of our long-term debt (including current portion) of $2,021.9 million, net of our cash and cash equivalents of $64.5 million, was $1,957.4 million. Stockholders’ equity as of that date was $403.4 million.

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

We expect to make capital expenditures of approximately $30.0 million to $35.0 million in the aggregate during fiscal 2026. During the first quarter of 2026, we made capital expenditures of $6.6 million, of which $4.9 million were paid in cash. Our projected capital expenditures for fiscal 2026 primarily relate to asset sustainability projects, cost savings initiatives, information technology (hardware and software), including cybersecurity, and environmental compliance.

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

The following tables present summarized unaudited financial information on a combined basis for B&G Foods and each of the guarantor subsidiaries described above after elimination of (1) intercompany transactions and balances among B&G Foods and the guarantor subsidiaries and (2) investments in any subsidiary that is a non-guarantor (in thousands):

	April 4,	January 3,
	2026	2026
Current assets(1)	$589,869	$652,802
Non-current assets	2,098,859	2,027,967
Current liabilities(2)	$238,708	$227,742
Non-current liabilities	2,206,143	2,157,385
(1)	Current assets includes amounts due from non-guarantor subsidiaries of $44.4 million and $50.4 million as of April 4, 2026 and January 3, 2026, respectively.
(2)	Current liabilities includes amounts due to non-guarantor subsidiaries of $35.7 million and $26.8 million as of April 4, 2026 and January 3, 2026, respectively.

	Thirteen Weeks Ended
	April 4,	March 29,
	2026	2025
Net sales	$349,811	$393,441
Gross profit	82,367	89,945
Operating (loss) income	(14,917)	29,582
Loss before income taxes	(49,234)	(7,029)
Net loss	$(36,251)	$(3,504)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Changes in interest rates impact our fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas for variable rate debt, a change in the interest rates will impact interest expense and cash flows. At April 4, 2026, we had $1,308.6 million of fixed rate debt and $713.3 million of variable rate debt.

Based upon our principal amount of long-term debt outstanding at April 4, 2026, a hypothetical 1.0% increase or decrease in interest rates would have affected our annual interest expense by approximately $7.1 million.

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

Market Fluctuation Risks Relating to our Defined Benefit Pension Plans. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies; Use of Estimates” and Note 12, “Pension Benefits,” to our consolidated financial statements in Part II, Item 8 of our 2025 Annual Report on Form 10-K for a discussion of the exposure of our defined benefit pension plan assets to risks related to market fluctuations.

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

Item 1A. Risk Factors

We do not believe there have been any material changes in our risk factors as previously disclosed in our 2025 Annual Report on Form 10-K filed on March 3, 2026.

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

Asset Purchase Agreement, dated as of January 15, 2026, by and among B&G Foods North America, Inc., B&G Foods, Inc., Del Monte Foods Holding Limited and the other parties listed as signatories thereto
EXHIBIT NO.	DESCRIPTION
2.1

Asset Purchase Agreement, dated as of January 15, 2026, by and among B&G Foods North America, Inc., B&G Foods, Inc., Del Monte Foods Holding Limited and the other parties listed as signatories thereto (Filed as Exhibit 2.1 to B&G Foods’ Current Report on Form 8-K filed on January 16, 2026, and incorporated by reference herein).

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

10.1

Separation Letter Agreement and General Release, dated April 30, 2026, between Ellen M. Schum and B&G Foods, Inc. (Filed as Exhibit 10.1 to B&G Foods’ Current Report on Form 8-K filed on May 5, 2026, and incorporated by reference herein).

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

101

The following unaudited financial information from B&G Foods’ Quarterly Report on Form 10-Q for the quarter ended April 4, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive (Loss) Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2026, formatted in iXBRL and contained in Exhibit 101.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 13, 2026	B&G FOODS, INC.

	By:	/s/ Bruce C. Wacha
Bruce C. Wacha Executive Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Authorized Officer)