Form 10-Q
period 2026-07-04
B&G Foods, Inc.
filed 2026-08-12
CIK 1278027

As filed with the Securities and Exchange Commission on August 12, 2026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 4, 2026 or

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

As of August 6, 2026, the registrant had 81,275,671 shares of common stock, par value $0.01 per share, issued and outstanding.

B&G Foods, Inc. and Subsidiaries

- i -

Forward-Looking Statements

This report includes forward-looking statements, including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The words “believes,” “belief,” “expects,” “projects,” “intends,” “anticipates,” “assumes,” “could,” “should,” “estimates,” “potential,” “seek,” “predict,” “may,” “will” or “plans” and similar references to future periods are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by any forward-looking statements. We believe important factors that could cause actual results to differ materially from our expectations include the following:

●	our substantial leverage, which may impact our ability, among other things, to fund capital expenditures, working capital needs, dividend payments and acquisitions, and to obtain refinancing or additional financing;
●	our ability to comply with the ratios or tests under our long-term debt agreements, including the maximum consolidated leverage ratio and minimum consolidated interest coverage ratio under our credit agreement, which may be affected not only by our operating performance but also by events beyond our control, including prevailing economic, financial and industry conditions, and changes in interest rates;
●	the effects of international trade disputes, tariffs, quotas, and other import or export restrictions on our procurement, sales and operations (including U.S. tariffs imposed or threatened to be imposed on China, Canada and Mexico and other countries and retaliatory actions taken or threatened to be taken by such countries);
●	the effects of rising costs for and/or decreases in the supply of commodities, ingredients, packaging, other raw materials, distribution and labor;
●	crude oil prices and their impact on distribution, packaging and energy costs;
●	our ability to successfully implement sales price increases and cost-saving measures to offset any cost increases;
●	intense competition, changes in consumer preferences, demand for our products and local economic and market conditions;
●	our continued ability to promote brand equity successfully, to anticipate and respond to new consumer trends, to develop new products and markets, to broaden brand portfolios in order to compete effectively with lower priced products and in markets that are consolidating at the retail and manufacturing levels and to improve productivity;
●	the ability of our company and our supply chain partners to continue to operate manufacturing facilities, distribution centers and other work locations without material disruption, and to procure ingredients, packaging and other raw materials when needed despite disruptions in the supply chain or labor shortages;
●	the impact pandemics or disease outbreaks may have on our business, including among other things, our supply chain, our manufacturing operations, our workforce and customer and consumer demand for our products;
●	our ability to recruit and retain senior management and a highly skilled and diverse workforce at our corporate offices, manufacturing facilities and other work locations despite a very tight labor market and changing employee expectations as to fair compensation, an inclusive and diverse workplace, flexible working and other matters;
●	the risks associated with the possible expansion of our business through acquisitions or reduction in size through divestitures;
●	our possible inability to successfully complete divestitures of non-core businesses, including the pending divestiture of our Green Giant and Le Sieur frozen and shelf-stable business in Canada, to sharpen our focus, improve our margins, reduce costs and reduce our long-term debt, and, if completed, our possible inability to achieve the expected margin improvements, cost savings and debt reduction;
●	our possible inability to identify new acquisitions or to integrate recent or future acquisitions, including the College Inn and Kitchen Basics acquisition, or our failure to realize anticipated revenue enhancements, cost savings or other synergies from recent or future acquisitions;

- ii -

●	our ability to successfully complete the integration of recent or future acquisitions into our enterprise resource planning (ERP) system;
●	tax reform and legislation, including the effects of the U.S. Tax Cuts and Jobs Act and the One Big Beautiful Bill Act, and any future tax reform or legislation;
●	our ability to access the credit markets and our borrowing costs and credit ratings, which may be influenced by credit markets generally and the credit ratings of our competitors;
●	unanticipated expenses, including, without limitation, litigation or legal settlement expenses;
●	the effects of currency movements of the Canadian dollar and the Mexican peso as compared to the U.S. dollar;
●	future impairments of our goodwill, other intangible assets, and tangible assets, such as property, plant, equipment or inventory, which impairments may be triggered if our operating results for any of our brands deteriorate at rates in excess of our current projections, our market capitalization declines or discount rates change, even if due to macroeconomic factors, or may be triggered by divestitures, if divestiture proceeds are less than the book value of the assets being divested;
●	our ability to protect information systems against, or effectively respond to, a cybersecurity incident, other disruption or data leak;
●	our ability to successfully implement our sustainability initiatives and achieve our sustainability goals, and changes to environmental laws and regulations;
●	our ability to successfully adopt and utilize new technologies, such as artificial intelligence, including machine learning and generative artificial intelligence;
●	other factors that affect the food industry generally, including:
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

- iii -

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

B&G Foods, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	July 4,	January 3,
	2026	2026
Assets
Current assets:
Cash and cash equivalents	$591,576	$56,293
Trade accounts receivable, net	133,278	140,699
Inventories	391,368	420,766
Assets held for sale	31,673	51,343
Prepaid expenses and other current assets	35,462	53,380
Income tax receivable	23,714	17,337
Total current assets	1,207,071	739,818

Property, plant and equipment, net of accumulated depreciation of $472,766 and $484,809 as of July 4, 2026 and January 3, 2026, respectively	228,938	253,433
Operating lease right-of-use assets	50,273	50,983
Goodwill	548,965	543,812
Other intangible assets, net	1,269,876	1,190,974
Other assets	44,307	45,890
Deferred income taxes	10,138	9,885
Total assets	$3,359,568	$2,834,795

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$124,769	$107,669
Accrued expenses	84,763	78,436
Current portion of operating lease liabilities	15,207	16,697
Current portion of long-term debt	513,810	4,500
Income tax payable	726	343
Dividends payable	7,722	15,196
Total current liabilities	746,997	222,841

Long-term debt, net of current portion	2,008,471	1,945,576
Deferred income taxes	160,812	167,951
Long-term operating lease liabilities, net of current portion	37,726	34,636
Other liabilities	10,496	10,866
Total liabilities	2,964,502	2,381,870
Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share. Authorized 125,000,000 shares; 81,276,895 and 79,977,050 shares issued and outstanding as of July 4, 2026 and January 3, 2026, respectively	813	800
Additional paid-in capital	—	—
Accumulated other comprehensive income	13,077	15,045
Retained earnings	381,176	437,080
Total stockholders’ equity	395,066	452,925
Total liabilities and stockholders’ equity	$3,359,568	$2,834,795

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 4,	June 28,	July 4,	June 28,
	2026	2025	2026	2025
Net sales	$383,275	$424,425	$792,211	$849,827
Cost of goods sold	303,640	337,443	632,687	672,758
Gross profit	79,635	86,982	159,524	177,069

Operating expenses:
Selling, general and administrative expenses	40,588	47,198	90,778	96,330
Amortization expense	4,466	5,109	8,842	10,218
Loss on sales of assets	—	12,646	36,282	12,646
Operating income	34,581	22,029	23,622	57,875

Other expenses (income):
Interest expense, net	38,480	35,780	74,302	73,538
Other income	(1,531)	(1,201)	(3,037)	(2,348)
Loss before income tax benefit	(2,368)	(12,550)	(47,643)	(13,315)
Income tax expense (benefit)	1,613	(2,778)	(11,118)	(4,378)
Net loss	$(3,981)	$(9,772)	$(36,525)	$(8,937)

Weighted average shares outstanding:
Basic	81,168	79,858	80,685	79,515
Diluted	81,168	79,858	80,685	79,515

Loss per share:
Basic	$(0.05)	$(0.12)	$(0.45)	$(0.11)
Diluted	$(0.05)	$(0.12)	$(0.45)	$(0.11)

Cash dividends declared per share	$0.095	$0.190	$0.285	$0.380

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 4,	June 28,	July 4,	June 28,
	2026	2025	2026	2025
Net loss	$(3,981)	$(9,772)	$(36,525)	$(8,937)

Other comprehensive (loss) income:
Foreign currency translation adjustments	(19)	9,357	(1,481)	9,871
Pension loss, net of tax	(253)	(87)	(487)	(143)
Other comprehensive (loss) income	(272)	9,270	(1,968)	9,728
Comprehensive (loss) income	$(4,253)	$(502)	$(38,493)	$791

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

As of July 4, 2026

(In thousands, except share and per share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Income	Earnings	Equity
Balance at January 3, 2026	79,977,050	$800	$—	$15,045	$437,080	$452,925
Foreign currency translation	—	—	—	(1,462)	—	(1,462)
Change in pension benefit (net of $78 of income taxes)	—	—	—	(234)	—	(234)
Net loss	—	—	—	—	(32,544)	(32,544)
Share-based compensation	—	—	2,606	—	—	2,606
Issuance of common stock for share-based compensation	1,384,496	14	(1,525)	—	—	(1,511)
Cancellation of restricted stock for tax withholding upon vesting	(186,482)	(2)	(950)	—	—	(952)
Cancellation of restricted stock upon forfeiture	(8,063)	—	—	—	—	—
Dividends declared on common stock, $0.190 per share	—	—	(131)	—	(15,293)	(15,424)
Balance at April 4, 2026	81,167,001	$812	$—	$13,349	$389,243	$403,404
Foreign currency translation	—	—	—	(19)	—	(19)
Change in pension benefit (net of $84 of income taxes)	—	—	—	(253)	—	(253)
Net loss	—	—	—	—	(3,981)	(3,981)
Share-based compensation	—	—	3,674	—	—	3,674
Issuance of common stock for share-based compensation	257,830	3	(2)	—	—	1
Cancellation of restricted stock for tax withholding upon vesting	(8,206)	—	(37)	—	—	(37)
Cancellation of restricted stock upon forfeiture	(139,730)	(2)	1	—	—	(1)
Dividends declared on common stock, $0.095 per share	—	—	(3,636)	—	(4,086)	(7,722)
Balance at July 4, 2026	81,276,895	$813	$—	$13,077	$381,176	$395,066

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

As of June 28, 2025

(In thousands, except share and per share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at December 28, 2024	79,144,800	$791	$—	$(4,743)	$528,759	$524,807
Foreign currency translation	—	—	—	514	—	514
Change in pension benefit (net of $19 of income taxes)	—	—	—	(56)	—	(56)
Net income	—	—	—	—	835	835
Share-based compensation	—	—	2,892	—	—	2,892
Issuance of common stock for share-based compensation	767,569	8	(8)	—	—	—
Cancellation of restricted stock for tax withholding upon vesting	(111,762)	(1)	(736)	—	—	(737)
Cancellation of restricted stock upon forfeiture	(2,719)	—	—	—	—	—
Dividends declared on common stock, $0.190 per share	—	—	(2,148)	—	(13,013)	(15,161)
Balance at March 29, 2025	79,797,888	$798	$—	$(4,285)	$516,581	$513,094
Foreign currency translation	—	—	—	9,357	—	9,357
Change in pension benefit (net of $28 of income taxes)	—	—	—	(87)	—	(87)
Net loss	—	—	—	—	(9,772)	(9,772)
Share-based compensation	—	—	4,041	—	—	4,041
Issuance of common stock for share-based compensation	222,003	2	(2)	—	—	—
Cancellation of restricted stock for tax withholding upon vesting	(49)	—	—	—	—	—
Cancellation of restricted stock upon forfeiture	(4,517)	—	—	—	—	—
Dividends declared on common stock, $0.190 per share	—	—	(4,039)	—	(11,164)	(15,203)
Balance at June 28, 2025	80,015,325	$800	$—	$4,985	$495,645	$501,430

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Twenty-six Weeks Ended
	July 4,	June 28,
	2026	2025
Cash flows from operating activities:
Net loss	$(36,525)	$(8,937)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	29,505	33,554
Amortization of operating lease right-of-use assets	9,579	9,937
Amortization of deferred debt financing costs and bond discount	3,157	3,155
Deferred income taxes	(6,924)	(18,503)
Impairment of property, plant and equipment	172	2,994
Loss on sales and disposals of property, plant and equipment	5,612	903
Loss on sales of assets	36,282	12,646
Gain on extinguishment of debt	—	(2,073)
Share-based compensation expense	5,778	6,554
Changes in assets and liabilities:
Trade accounts receivable	7,034	32,385
Inventories	(21,352)	(25,991)
Prepaid expenses and other current assets	17,495	3,757
Income tax receivable/payable, net	(5,955)	9,459
Other assets	1,555	(1,624)
Trade accounts payable	17,369	37,625
Accrued expenses	(3,747)	(24,407)
Other liabilities	(1,018)	(866)
Net cash provided by operating activities	58,017	70,568

Cash flows from investing activities:
Capital expenditures	(11,052)	(16,756)
Proceeds from sales of assets and property, plant and equipment	61,389	10,811
Payments for acquisition of businesses, net of cash acquired	(109,655)	—
Net cash used in investing activities	(59,318)	(5,945)

Cash flows from financing activities:
Redemptions and repurchases of senior notes	—	(18,617)
Proceeds from issuance of senior notes	475,000	—
Repayments of borrowings under term loan facility	(2,250)	(2,250)
Repayments of borrowings under revolving credit facility	(40,000)	(75,000)
Borrowings under revolving credit facility	155,000	65,000
Dividends paid	(30,619)	(30,199)
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	(2,501)	(737)
Payments of debt financing costs	(17,657)	—
Net cash provided by (used in) financing activities	536,973	(61,803)

Effect of exchange rate fluctuations on cash and cash equivalents	(389)	681
Net increase in cash and cash equivalents	535,283	3,501

Cash and cash equivalents at beginning of period	56,293	50,583
Cash and cash equivalents at end of period	$591,576	$54,084

Supplemental disclosures of cash flow information:
Cash interest payments	$67,417	$72,977
Cash income tax payments, net of refunds	$1,758	$5,052
Non-cash investing and financing transactions:
Dividends declared and not yet paid	$7,722	$15,203
Accruals related to purchases of property, plant and equipment	$1,680	$1,938
Right-of-use assets obtained in exchange for new operating lease liabilities	$20,376	$914

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

We manufacture, sell and distribute a diverse portfolio of high-quality shelf-stable and frozen foods across the United States, Canada and Puerto Rico. Our products include frozen and canned vegetables, vegetable, canola and other cooking oils, vegetable shortening, cooking sprays, oatmeal and other hot cereals, fruit spreads, canned meats and beans, bagel chips, spices, seasonings, hot sauces, wine vinegar, maple syrup, molasses, salad dressings, pizza crusts, Mexican-style sauces, broths, stocks, dry soups, taco shells and kits, salsas, pickles, peppers, pasta sauces, crackers, baking powder, baking soda, corn starch, nut clusters and other specialty products. Our products are marketed under many recognized brands that we own or license. We also manufacture private label and branded products for supermarket chains, foodservice providers, mass merchants, warehouse clubs and other food company brand owners.

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

Basis of Presentation

The accompanying unaudited consolidated interim financial statements for the thirteen and twenty-six week periods ended July 4, 2026 (second quarter and first two quarters of 2026) and June 28, 2025 (second quarter and first two quarters of 2025) have been prepared by our company in accordance with generally accepted accounting principles in the United States (GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC),

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

and include the accounts of B&G Foods, Inc. and its subsidiaries. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, our management believes, to the best of their knowledge, that the disclosures herein are adequate to make the information presented not misleading. All intercompany balances and transactions have been eliminated. The accompanying unaudited consolidated interim financial statements contain all adjustments that are, in the opinion of management, necessary to present fairly our consolidated financial position as of July 4, 2026, and the results of our operations, comprehensive (loss) income, changes in stockholders’ equity and cash flows for the second quarter and first two quarters of 2026 and 2025. Our results of operations for the second quarter and first two quarters of 2026 are not necessarily indicative of the results to be expected for the full year. We have evaluated subsequent events for disclosure through the date of issuance of the accompanying unaudited consolidated interim financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for fiscal 2025 filed with the SEC on March 3, 2026 (which we refer to as our 2025 Annual Report on Form 10-K).

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

Purchase Price Allocation (in thousands):	March 19, 2026
Trademarks — indefinite-lived intangible assets	$74,400
Inventories	15,792
Customer relationships — finite-lived intangible assets	13,900
Goodwill	5,382
Other assets	181
Total purchase price (paid in cash)	$109,655

On an actual basis, the College Inn and Kitchen Basics acquisition, which was completed on March 19, 2026, contributed $13.2 million of our aggregate $383.3 million of consolidated net sales, and $3.9 million of pre-tax income of our aggregate $2.4 million pre-tax loss, for the second quarter of 2026, and $16.1 million of our aggregate $792.2 million of consolidated net sales, and $4.3 million of pre-tax income of our aggregate $47.6 million pre-tax loss, for the first two quarters of 2026. The College Inn and Kitchen Basics acquisition was not material to our consolidated results of operations or financial position and, therefore, pro forma financial information is not presented.

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

Inventories consist of the following, as of the dates indicated (in thousands):

	July 4, 2026	January 3, 2026
Raw materials and packaging	$100,802	$83,427
Work-in-process	23,214	68,351
Finished goods	267,352	268,988
Inventories	$391,368	$420,766

As of July 4, 2026, there is $50.8 million of inventories included in assets held for sale related to our pending Green Giant Canada divestiture and not included in the table above. See Note 18, “Assets Held for Sale.”

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(5)	Goodwill and Other Intangible Assets

The carrying amounts of goodwill and other intangible assets, as of the dates indicated, consist of the following (in thousands):

	July 4, 2026			January 3, 2026
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Finite-Lived Intangible Assets
Trademarks	$6,800	$5,969	$831	$6,800	$5,742	$1,058
Customer relationships	367,425	231,930	135,495	353,607	223,338	130,269
Total finite-lived intangible assets	$374,225	$237,899	$136,326	$360,407	$229,080	$131,327

Indefinite-Lived Intangible Assets
Goodwill			$548,965			$543,812
Trademarks			1,133,550			1,059,647
Total indefinite-lived intangible assets			$1,682,515			$1,603,459

Total goodwill and other intangible assets			$1,818,841			$1,734,786

As a result of the preliminary purchase price allocation for the College Inn and Kitchen Basics acquisition, indefinite-lived trademark intangible assets, finite-lived customer relationship intangible assets and goodwill in our consolidated balance sheet increased by $74.4 million, $13.9 million and $5.4 million, respectively, as of the date of acquisition on March 19, 2026. See Note 3, “Acquisitions and Divestitures.”

As of July 4, 2026, there is $6.3 million of indefinite-lived intangible trademark assets and $3.1 million of finite-lived intangible customer relationship assets included in assets held for sale related to our pending Green Giant Canada divestiture and not included in the table above. See Note 18, “Assets Held for Sale.”

The changes in the carrying amount of goodwill by reporting unit for the first two quarters of 2026 were as follows (in thousands):

	Specialty	Meals	Frozen & Vegetables	Spices & Flavor Solutions	Total
Balance as of January 3, 2026	$219,359	$143,020	$—	$181,433	$543,812
Currency translation	(229)	—	—	—	(229)
College Inn and Kitchen Basics acquisition	—	5,382	—	—	5,382
Balance as of July 4, 2026	$219,130	$148,402	$—	$181,433	$548,965

The changes in the carrying amount of indefinite-lived trademark intangible assets by reporting unit for the first two quarters of 2026 were as follows (in thousands):

	Specialty	Meals	Frozen & Vegetables	Spices & Flavor Solutions	Total
Balance as of January 3, 2026	$593,074	$193,764	$—	$272,809	$1,059,647
Currency translation	(497)	—	—	—	(497)
College Inn and Kitchen Basics acquisition	—	74,400	—	—	74,400
Balance as of July 4, 2026	$592,577	$268,164	$—	$272,809	$1,133,550

Amortization expense associated with finite-lived intangible assets was $4.5 million and $8.8 million for the second quarter and first two quarters of 2026, respectively, and $5.1 million and $10.2 million for the second quarter and first two quarters of 2025, respectively, and is recorded in operating expenses. We expect to recognize an additional $9.0 million of amortization expense associated with our finite-lived intangible assets during the remainder of fiscal 2026, and thereafter $13.2 million in fiscal 2027, $12.0 million in fiscal 2028, $11.8 million in each of fiscal 2029 and fiscal 2030, and $11.7 million in fiscal 2031.

We did not recognize any impairment charges for goodwill or indefinite-lived intangible assets for the first two quarters of 2026 or the first two quarters of 2025. If, however, future revenues and contributions to our operating results for any of our brands or operating segments, including any recently impaired brands and any newly acquired brands,

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

deteriorate, at rates in excess of our current projections, we may be required to record additional non-cash impairment charges to certain intangible assets, including trademarks and goodwill. In addition, any significant decline in our market capitalization or changes in discount rates, even if due to macroeconomic factors, could put pressure on the carrying value of our goodwill or the goodwill of any of our operating segments. A determination that all or a portion of our goodwill or indefinite-lived intangible assets are impaired, although a non-cash charge to operations, could have a material adverse effect on our business, consolidated financial condition and results of operations.

During the second quarter of 2026, the publicly quoted share price of our common stock declined significantly, resulting in a market capitalization that fell below, and, as of July 4, 2026, remained below, our consolidated stockholders’ equity. We assessed whether this decline constituted a triggering event requiring goodwill impairment testing for our three goodwill-carrying reporting units (Meals, Specialty and Spices & Flavor Solutions), and indefinite-lived intangible assets. We concluded that no triggering event had occurred as of the end of the second quarter of 2026. While our market capitalization was below book value at quarter end, we believe this condition was primarily attributable to temporary factors, including investor reaction to the recently announced reduction in our quarterly dividend and uncertainty surrounding the pending divestiture of Green Giant Canada, which is classified as held for sale within our Frozen & Vegetables reporting unit. We further considered the application of a reasonable control premium and other relevant valuation factors and concluded that it was not more likely than not that the fair value of any reporting unit was below its carrying amount. The Frozen & Vegetables reporting unit does not carry goodwill.

For a further discussion of our annual impairment testing of goodwill and indefinite-lived intangible assets (trademarks), see Note 2(g), “Summary of Significant Accounting Policies—Goodwill and Other Intangible Assets” to our 2025 Annual Report on Form 10-K.

(6)	Long-Term Debt

Long-term debt consists of the following, as of the dates indicated (in thousands):

	July 4, 2026	January 3, 2026
Revolving credit loans due 2028	$330,000	$215,000
Tranche B term loans due 2029	442,125	444,375
5.25% senior notes due 2027(1)	509,310	509,310
8.00% senior secured notes due 2028	799,315	799,315
11.00% senior notes due 2031	475,000	—
Unamortized deferred debt financing costs	(18,576)	(13,486)
Unamortized discount	(14,893)	(4,438)
Total long-term debt, net of unamortized deferred debt financing costs and discount	2,522,281	1,950,076
Current portion of long-term debt	(513,810)	(4,500)
Long-term debt, net of unamortized deferred debt financing costs and discount, and excluding current portion	$2,008,471	$1,945,576
(1)	During the third quarter of 2026, we redeemed all $509.3 million principal amount of our 5.25% senior notes due 2027. See Note 19, “Subsequent Events.”

As of July 4, 2026, the aggregate contractual maturities of long-term debt were as follows (in thousands):

Aggregate Contractual Maturities(1)
Fiscal year:
2026 remaining(2)	$511,560
2027	4,500
2028	1,132,690
2029	432,000
2030	—
Thereafter	475,000
Total	$2,555,750
(1)	Fiscal years 2026 to 2029 also reflect amortization payments per calendar quarter of 0.25% of the original principal amount of our tranche B term loans due 2029.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(2)	During the third quarter of 2026, we redeemed all $509.3 million principal amount of our 5.25% senior notes due 2027. See Note 19, “Subsequent Events.”

Senior Secured Credit Agreement. Our senior secured credit agreement includes a term loan facility and a revolving credit facility.

Our tranche B term loans bear interest based on alternative rates that we may choose, including a base rate per annum plus an applicable margin of 2.50%, and SOFR plus an applicable margin of 3.50%. As of July 4, 2026, the weighted average interest rate on our tranche B term loans was 7.14%. The tranche B term loans are subject to amortization at the rate of 0.25% of the original principal amount per calendar quarter with the balance due and payable on the maturity date. The tranche B term loans mature on October 10, 2029.

Interest under the revolving credit facility, including any outstanding letters of credit, is determined based on alternative rates that we may choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin ranging from 0.50% to 1.00%, and SOFR plus an applicable margin ranging from 1.50% to 2.00%, in each case depending on our consolidated leverage ratio (as defined in the credit agreement). On July 1, 2025, we amended our credit agreement to, among other things, reduce the revolving credit facility commitments from $475.0 million to $430.0 million. Proceeds of the revolving credit facility may be used for general corporate purposes, including acquisitions of targets in the same or a similar line of business as our company, subject to specified criteria. The revolving credit facility matures on December 16, 2028. As of July 4, 2026, the weighted average interest rate on our revolving credit loans was 5.64%. As of July 4, 2026, the available borrowing capacity under the revolving credit facility, net of outstanding letters of credit of $20.4 million, was $79.6 million.

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

We are also required to maintain a consolidated interest coverage ratio (defined as the ratio, determined on a pro forma basis, of our adjusted EBITDA (before share-based compensation) for any period of four consecutive fiscal quarters to our consolidated interest expense for such period payable in cash) of at least 1.75 to 1.00. As of July 4, 2026, we were in compliance with all of the covenants, including the financial covenants, in the credit agreement.

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

5.25% Senior Notes due 2027. During the third quarter of 2026, we redeemed all $509.3 million of our 5.25% senior notes due 2027 at a price equal to 100% of their face value plus accrued and unpaid interest through July 3, 2026. See Note 19, “Subsequent Events.”

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

The 8.00% senior secured notes due 2028 are our senior secured obligations and are jointly and severally and fully and unconditionally guaranteed on a senior secured basis by each of our existing and future domestic subsidiaries (other than immaterial subsidiaries). The 8.00% senior secured notes due 2028 have the same guarantors as our credit agreement. The 8.00% senior secured notes due 2028 and the related guarantees are secured by, subject to permitted liens, first-priority security interests in certain collateral (which generally includes most of our and our guarantors’ right or interest in or to property of any kind, except for our and our guarantors’ real property and certain intangible assets), which assets also secure (and will continue to secure) our credit agreement on a pari passu basis. Pursuant to the terms of the indenture, the related collateral agreement and an intercreditor agreement, the 8.00% senior secured notes due 2028 and the guarantees rank (1) pari passu (equally and ratably) in right of payment to all of our and the guarantors’ existing and future senior debt, including existing and future senior debt under our existing or any future senior secured credit agreement (including the term loan borrowings under our existing senior secured credit facility, any obligations under our existing revolving credit facility and all other borrowings and obligations under our credit agreement), (2) effectively senior in right of payment to our and such guarantors’ existing and future senior unsecured debt, including our 11.00% senior notes due 2031 to the extent of the value of the collateral, (3) effectively junior to our and the guarantors’ future secured debt, secured by assets that do not constitute collateral, to the extent of the value of the collateral securing such debt, (4) senior in right of payment to our and such guarantors’ other existing and future

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

subordinated debt and (5) structurally subordinated to all existing and future indebtedness and other liabilities of our subsidiaries that do not guarantee the 8.00% senior secured notes due 2028.

The indenture governing the 8.00% senior secured notes due 2028 contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of certain liens; certain sale-leaseback transactions; certain asset sales; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates. Each of the covenants is subject to a number of important exceptions and qualifications. As of July 4, 2026, we were in compliance with all of the covenants in the indenture governing the 8.00% senior secured notes due 2028.

11.00% Senior Notes due 2031. On June 10, 2026, we issued $475.0 million aggregate principal amount of 11.00% senior notes due 2031 at a price of 97.67% of their face value.

During the third quarter of 2026, we used the proceeds of the offering, together with borrowings under our revolving credit facility and cash on hand, to redeem all $509.3 million aggregate principal amount of our outstanding 5.25% senior notes due 2027 and pay related fees and expenses. See Note 19, “Subsequent Events.”

Interest on the 11.00% senior notes due 2031 is payable on June 15 and December 15 of each year, commencing December 15, 2026, to holders of record on the immediately preceding June 1 and December 1. The 11.00% senior notes due 2031 will mature on June 15, 2031, unless earlier retired or redeemed as described below. We may redeem some or all of the 11.00% senior notes due 2031 at a redemption price of 105.500% on or after June 15, 2028, 102.750% on or after June 15, 2029 and 100.000% on or after June 15, 2030, in each case plus accrued and unpaid interest to (but not including) the date of redemption.

We may redeem up to 40% of the aggregate principal amount of the 11.00% senior notes due 2031 prior to June 15, 2028 at a redemption price of 111.00% plus accrued and unpaid interest to (but not including) the date of redemption with the net proceeds from certain equity offerings. We may also redeem some or all of the 11.00% senior notes due 2031 at any time prior to June 15, 2028 at a redemption price equal to the “make-whole amount” set forth in the indenture plus accrued and unpaid interest to (but not including) the date of redemption. In addition, if we undergo a change of control, we may be required to offer to repurchase the 11.00% senior notes due 2031 at 101.000% of the aggregate principal amount, plus accrued and unpaid interest to (but not including) the date of repurchase.

The 11.00% senior notes due 2031 are our unsecured senior obligations and are jointly and severally and fully and unconditionally guaranteed on an unsecured senior basis by each of our existing and future domestic subsidiaries (other than immaterial subsidiaries). The 11.00% senior notes due 2031 and the subsidiary guarantees are our and the guarantors’ general unsecured obligations and are effectively junior in right of payment to all of our and the guarantors’ secured indebtedness and to all existing and future indebtedness and other liabilities of our non-guarantor subsidiaries; are pari passu in right of payment to all of our and the guarantors’ existing and future unsecured senior debt; and are senior in right of payment to all of our and the guarantors’ future subordinated debt. Our foreign subsidiaries are not guarantors, and any future foreign or partially owned domestic subsidiaries will not be guarantors, of the 11.00% senior notes due 2031.

The indenture governing the 11.00% senior notes due 2031 contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of certain liens; certain sale-leaseback transactions; and certain asset sales; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates. Each of the covenants is subject to a number of important exceptions and qualifications. Further, the indenture provides for customary events of default, which include, among others, non-payment of principal or interest, breach of other agreements in the indenture, failure to pay certain other indebtedness, failure of certain guarantees to be enforceable, failure to pay certain final judgments, and certain events of bankruptcy or insolvency. As of July 4, 2026, we were in compliance with all of the covenants in the indenture governing the 11.00% senior secured notes due 2031.

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

Accrued Interest. At July 4, 2026 and January 3, 2026, accrued interest of $32.1 million and $28.4 million, respectively, is included in accrued expenses in the accompanying unaudited consolidated balance sheets.

Gain or loss on Extinguishment of Debt. There was no gain or loss on extinguishment of debt during the second quarter or first two quarters of 2026. Net interest expense for the second quarter and first two quarters of 2025 was reduced by $2.1 million as a result of a gain on extinguishment of debt related to our repurchase of $20.7 million aggregate principal amount of our 5.25% senior notes due 2027 for $18.6 million, plus accrued and unpaid interest, partially offset by the accelerated amortization of deferred debt financing costs of $0.3 million. See Note 19, “Subsequent Events.”

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

The carrying values and fair values of our revolving credit loans, term loans, senior notes and senior secured notes as of July 4, 2026 and January 3, 2026 were as follows (in thousands):

	July 4, 2026				January 3, 2026
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving credit loans	$330,000		$330,000	(1)	$215,000		$215,000	(1)
Tranche B term loans due 2029	438,890	(2)	431,758	(3)	440,726	(2)	424,199	(3)
5.25% senior notes due 2027	509,310	(4)	509,310	(4)	509,310		495,941	(3)
8.00% senior secured notes due 2028	798,656	(5)	799,654	(3)	798,526	(5)	786,548	(3)
11.00% senior notes due 2031	$464,000	(6)	$432,680	(3)	$—		$—
(1)	Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.
(2)	The carrying value of the tranche B term loans includes a discount. At July 4, 2026 and January 3, 2026, the face amount of the tranche B term loans was $442.1 million and $444.4 million, respectively.
(3)	Fair values are estimated based on quoted market prices.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(4)	During the third quarter of 2026, we redeemed all $509.3 million principal amount of our 5.25% senior notes due 2027. See Note 19, “Subsequent Events.”
(5)	The carrying value of the 8.00% senior secured notes due 2028 includes a discount. At July 4, 2026 and January 3, 2026, the face amount of the 8.00% senior secured notes due 2028 was $799.3 million.
(6)	The carrying value of the 11.00% senior notes due 2031 includes a discount. At July 4, 2026, the face amount of the 11.00% senior notes due 2031 was $475.0 million. The 11.00% senior notes due 2031 were issued on June 10, 2026.

There was no Level 3 activity for recurring fair value measurements during the second quarter or first two quarters of 2026 or 2025.

For information about non-recurring fair value measurements, see Note 5, “Goodwill and Other Intangible Assets,” which describes our impairment analysis for goodwill and indefinite-lived intangible assets.

(8)	Accumulated Other Comprehensive Income

The reclassifications from accumulated other comprehensive income (AOCI) for the second quarter and first two quarters of 2026 and 2025 were as follows (in thousands):

	Amounts Reclassified from AOCI		Amounts Reclassified from AOCI		Affected Line Item in
	Thirteen Weeks Ended		Twenty-six Weeks Ended		the Statement Where
	July 4,	June 28,	July 4,	June 28,	Net Loss
Details about AOCI Components	2026	2025	2026	2025	is Presented
Defined benefit pension plan items
Amortization of unrecognized gain	$(337)	$(115)	$(649)	$(190)	See (1) below
Accumulated other comprehensive gain before tax	(337)	(115)	(649)	(190)	Total before tax
Tax expense	84	28	162	47	Income tax expense (benefit)
Total reclassification	$(253)	$(87)	$(487)	$(143)	Net of tax
(1)	These items are included in the computation of net periodic pension cost. See Note 11, “Pension Benefits,” for additional information.

Changes in AOCI for the first two quarters of 2026 were as follows (in thousands):

		Foreign Currency
	Defined Benefit	Translation
	Pension Plan Items	Adjustments	Total
Balance at January 3, 2026	$24,153	$(9,108)	$15,045
Other comprehensive loss before reclassifications	—	(1,481)	(1,481)
Amounts reclassified from AOCI	(487)	—	(487)
Net current period other comprehensive loss	(487)	(1,481)	(1,968)
Balance at July 4, 2026	$23,666	$(10,589)	$13,077

(9)	Income Taxes

Income tax provisions for interim periods are based on an estimated annual income tax rate, adjusted for discrete tax items, with any changes affecting the estimated annual effective tax rate recorded in the interim period in which the change occurs. We determined that the estimated annual effective tax rate method would provide a reliable estimate of our overall annual effective tax rate.

Our effective tax rate was a tax benefit of 68.1% and a tax expense of 23.3% for the second quarter and first two quarters of 2026, respectively. During the first two quarters of 2026, we recognized a net discrete tax expense totaling $1.5 million. During the first quarter of 2026, we recognized a net discrete tax expense totaling $1.6 million, primarily related to a discrete tax expense related to stock-based compensation, partially offset by a discrete tax benefit related to a return-to-provision adjustment in Mexico. During the second quarter of 2026, we recognized a net discrete tax benefit of $0.1 million, primarily related to miscellaneous tax true-ups. We recognized approximately $0.8 million and $2.3 million of an increased valuation allowance during the second quarter and first two quarters of 2026, respectively, and we expect to recognize approximately $11.7 million in total during full year fiscal 2026.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Our effective tax rate was 22.1% and 32.9% for the second quarter and first two quarters of 2025. During the first quarter of 2025, we recognized a net discrete tax benefit of $1.4 million, primarily related to a discrete tax benefit of $2.1 million for the tax effect of a pre-transition loss related to Section 987 of the Internal Revenue Code of 1986 for the cumulative unrecognized foreign exchange loss relating to our primary operating subsidiary in Canada, which is a qualified business unit for purposes of Section 987, partially offset by discrete tax expenses of $0.7 million related to stock-based compensation and rate changes. During the second quarter of 2025, we recorded a net discrete tax expense of $0.4 million, primarily related to a settlement for FASB Interpretation No. 48: Managing Uncertain Tax Positions (FIN 48).

(10)Stockholders’ Equity

Omnibus Incentive Compensation Plan. As of July 4, 2026, 2,780,328 shares of common stock remained available for grant under the Omnibus Plan. See Note 16, “Share-Based Payments.”

(11)	Pension Benefits

Company-Sponsored Defined Benefit Pension Plans. As of July 4, 2026, we had four company-sponsored defined benefit pension plans covering approximately 21% of our employees. Three of these defined benefit pension plans are for the benefit of certain of our union employees and one is for the benefit of salaried and certain hourly employees. The benefits in the salaried and hourly plan are based on each employee’s years of service and compensation, as defined. Newly hired employees are no longer eligible to participate in any of our four company-sponsored defined benefit pension plans. Net periodic pension benefit for our four company-sponsored defined benefit pension plans for the second quarter and first two quarters of 2026 and 2025 includes the following components (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 4,	June 28,	July 4,	June 28,
	2026	2025	2026	2025
Service cost—benefits earned during the period	$1,000	$1,068	$1,993	$2,166
Interest cost on projected benefit obligation	2,119	2,048	4,239	4,111
Expected return on plan assets	(3,313)	(3,134)	(6,627)	(6,269)
Amortization of unrecognized gain	(337)	(115)	(649)	(190)
Net periodic pension benefit	$(531)	$(133)	$(1,044)	$(182)

During the first two quarters of 2026, we contributed $1.5 million to our company-sponsored defined benefit pension plans. During the first two quarters of 2025, we did not make any contributions to our company-sponsored defined benefit pension plans. During the remainder of fiscal 2026, we expect to make approximately $1.0 million of additional contributions.

Multi-Employer Defined Benefit Pension Plan. In connection with the closure and sale of our Portland, Maine manufacturing facility, we withdrew from participation in a multi-employer defined benefit pension plan during the fourth quarter of 2021. As a result, we are required to make monthly withdrawal liability payments to the plan over 20 years. These payments amount to approximately $0.9 million on an annual basis beginning March 1, 2022. As of July 4, 2026, the present value of the remaining payments amounting to $11.5 million is reflected as a liability on our unaudited consolidated balance sheet.

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

During the third quarter of 2025, we made the final payment related to our only finance lease. As of July 4, 2026 we do not have any finance lease right-of-use assets or finance lease liabilities remaining on our consolidated balance sheet.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Operating leases are included in the accompanying unaudited consolidated balance sheets in the following line items (in thousands):

	July 4,	January 3,
	2026	2026
Operating lease right-of-use assets	50,273	50,983

Operating lease liabilities:
Current portion of operating lease liabilities	$15,207	$16,697
Long-term operating lease liabilities, net of current portion	37,726	34,636
Total operating lease liabilities	$52,933	$51,333

During the second quarter of 2025, we entered into an operating lease agreement for our new corporate headquarters in Parsippany, New Jersey. The lease had not yet commenced as of January 3, 2026 and therefore the operating lease right-of-use assets and the operating lease liabilities were not recorded on our consolidated balance sheet as of January 3, 2026, but are recorded on our consolidated balance sheet as of July 4, 2026. This operating lease commenced during the first quarter of 2026, with a lease term of 15.67 years and total undiscounted lease payments of $27.3 million.

The following table shows supplemental information related to our leases (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 4,	June 28,	July 4,	June 28,
	2026	2025	2026	2025
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$4,551	$5,067	$9,674	$10,204
Cash paid for amounts included in the measurement of finance lease liabilities	$—	$274	$—	$549

The components of operating lease costs were as follows:
Cost of goods sold	$2,938	$3,279	$6,225	$6,519
Selling, general and administrative expenses	1,145	1,709	3,354	3,418
Total operating lease costs	$4,083	$4,988	$9,579	$9,937

The components of finance lease costs were as follows:
Depreciation of finance right-of-use assets	$—	$264	$—	$528
Interest on finance lease liabilities	—	1	—	5
Total finance lease costs	$—	$265	$—	$533

Total net lease costs	$4,083	$5,253	$9,579	$10,470

Total rent expense was $4.7 million, including the operating lease costs of $4.1 million stated above, for the second quarter of 2026, and $10.9 million, including the operating lease costs of $9.6 million stated above, for the first two quarters of 2026. Total rent expense was $5.4 million, including the operating lease costs of $5.0 million stated above, for the second quarter of 2025, and $10.7 million, including the operating lease costs of $9.9 million stated above, for the first two quarters of 2025.

Because our operating leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We have lease agreements that contain both lease and non-lease components. With the exception of our real estate leases, we account for our leases as a single lease component.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The following table shows the weighted average lease term and weighted average discount rate for our operating lease ROU assets:

	July 4,	January 3,
	2026	2026
Weighted average remaining lease term (years)	7.3	4.5
Weighted average discount rate	5.13%	4.35%

As of July 4, 2026, the maturities of operating lease liabilities were as follows (in thousands):

Maturities of Operating Lease Liabilities
Fiscal year:
2026 remaining	$9,497
2027	15,206
2028	9,591
2029	4,766
2030	2,669
Thereafter	23,938
Total undiscounted future minimum lease payments	65,667
Less: Imputed interest	(12,734)
Total present value of future lease liabilities	$52,933

(13)	Commitments and Contingencies

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

Environmental. We are subject to environmental laws and regulations in the normal course of business. We did not make any material expenditures during the first two quarters of 2026 or 2025 in order to comply with environmental laws and regulations. Based on our experience to date, management believes that the future cost of compliance with existing environmental laws and regulations (and liability for any known environmental conditions) will not have a material adverse effect on our consolidated financial position, results of operations or liquidity. However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

Collective Bargaining Agreements. As of July 4, 2026, 1,170 of our 2,294 employees, or approximately 51.0%, were covered by collective bargaining agreements.

As of the date of this report, only two of our collective bargaining agreements are scheduled to expire in the next twelve months. The collective bargaining agreement for our Terre Haute, Indiana facility, which covers approximately 99 employees, is scheduled to expire on March 30, 2027, and the collective bargaining agreement for our Cincinnati, Ohio facility, which covers approximately 110 employees, is scheduled to expire on April 30, 2027.

While we believe that our relations with our union employees are in general good, we cannot assure you that we will be able to negotiate new collective bargaining agreements for our Terre Haute and Cincinnati facilities on terms satisfactory to us, or at all, and without production interruptions, including labor stoppages. At this time, however, management does not expect that the outcome of the negotiations will have a material adverse impact on our business, financial condition or results of operations.

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

The table below shows weighted average common shares outstanding for the second quarter and first two quarters of 2026 and the second quarter and first two quarters of 2025, respectively:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 4,	June 28,	July 4,	June 28,
	2026	2025	2026	2025
Weighted average common shares outstanding:
Basic	81,167,537	79,857,966	80,685,361	79,515,447
Net effect of potentially dilutive share-based compensation awards(1)	—	—	—	—
Diluted	81,167,537	79,857,966	80,685,361	79,515,447

(1)	For the second quarter and first two quarters of 2026, and the second quarter and first two quarters of 2025, there are no potentially dilutive share-based compensation awards included in the calculation of diluted weighted average common shares outstanding, as their effect would have been antidilutive.

(15)	Business and Credit Concentrations and Geographic Information

Our exposure to credit loss in the event of non-payment of accounts receivable by customers is estimated in the amount of the allowance for doubtful accounts. We perform ongoing credit evaluations of the financial condition of our customers. Our top ten customers accounted for approximately 59.9% and 64.0% of consolidated net sales for the first two quarters of 2026 and 2025, respectively. Other than Walmart, which accounted for approximately 30.5% and 31.5% of our consolidated net sales for the first two quarters of 2026 and 2025, respectively, no single customer accounted for more than 10.0% of our consolidated net sales for the first two quarters of 2026 or 2025. Walmart is a customer for all four of our operating segments.

Our top ten customers accounted for approximately 69.1% and 68.0% of our consolidated trade accounts receivables as of July 4, 2026 and January 3, 2026, respectively. Other than Walmart, which accounted for approximately 32.1% and 39.0% of our consolidated trade accounts receivables as of July 4, 2026 and January 3, 2026, no single customer accounted for more than 10.0% of our consolidated trade accounts receivables.

As of July 4, 2026, we do not believe we have any significant concentration of credit risk with respect to our consolidated trade accounts receivables with any single customer whose failure or nonperformance would materially affect our results other than as described above with respect to Walmart.

During the first two quarters of 2026 and 2025, our sales to customers in foreign countries represented approximately 12.3% and 8.9%, respectively, of net sales. Our foreign sales are primarily to customers in Canada.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Our long-lived assets (including right-of-use assets and net property, plant and equipment) located outside of the United States represented approximately 6.9% and 7.1% of our total long-lived assets as of July 4, 2026 and January 3, 2026, respectively.

(16)	Share-Based Payments

The following table details our stock option activity for the first two quarters of fiscal 2026 (dollars in thousands, except per share data):

		Weighted	Weighted Average
		Average	Contractual Life	Aggregate
	Options	Exercise Price	Remaining (Years)	Intrinsic Value
Outstanding at January 3, 2026	2,106,193	$20.33	6.56	$20
Granted	189,111	$3.99
Exercised	—	$—
Forfeited	—	$—
Expired	(62,251)	$37.48
Outstanding at July 4, 2026	2,233,053	$18.46	6.56	$17
Exercisable at July 4, 2026	1,443,942	$19.56	6.11	$—

The fair value of the options was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following assumptions. Expected volatility was based on both historical and implied volatilities of our common stock over the estimated expected term of the award. The expected term of the options granted represents the period of time that options were expected to be outstanding and is generally based on the “simplified method” in accordance with accounting guidance. We generally utilize the simplified method to determine the expected term of the options as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The risk-free interest rate for the expected term of options is based on the U.S. Treasury implied yield at the date of grant. The assumptions used in the Black-Scholes option-pricing model for options granted during the first two quarters of 2026 and 2025 were as follows:

	2026	2025
Weighted average grant date fair value	$0.87	$0.41
Expected volatility	54.90%	53.77%
Expected term	5.5 years	5.5 years
Risk-free interest rate	1.7%	4.1%
Dividend yield	9.5%	18.3%

The following table details the activity in our performance share long-term incentive awards (LTIAs) for the first two quarters of 2026:

		Weighted Average
	Number of	Grant Date Fair Value
	Performance Shares(1)	(per share)(2)
Outstanding at January 3, 2026	4,378,111	$7.69
Granted	2,883,092	$2.66
Vested	(743,341)	$13.00
Forfeited	(845,155)	$6.54
Outstanding at July 4, 2026	5,672,707	$4.61
(1)	Solely for purposes of this table, the number of performance shares is based on the participants earning the maximum number of performance shares (i.e., 300% of the target number of performance shares).
(2)	The fair value of the awards was determined based upon the closing price of our common stock on the applicable measurement dates (i.e., the deemed grant dates for accounting purposes), reduced by the present value of expected dividends using the risk-free interest-rate, as the award holders are not entitled to dividends or dividend equivalents during the vesting period.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The following table details the activity in our restricted stock for the first two quarters of 2026:

		Weighted Average
	Number of Shares	Grant Date Fair Value
	of Restricted Stock	(per share)(1)
Outstanding at January 3, 2026	1,055,670	$8.58
Granted	948,747	$5.12
Vested	(482,841)	$9.58
Forfeited	(147,793)	$6.24
Outstanding at July 4, 2026	1,373,783	$6.09
(1)	The fair value of the awards was determined based upon the closing price of our common stock on the applicable measurement dates (i.e., the deemed grant dates for accounting purposes).

The following table details the number of shares of common stock issued by our company during the second quarter and first two quarters of 2026 and 2025 upon the vesting of performance share LTIAs, the exercise of stock options, the issuance of restricted stock and other share-based compensation net of cancellations:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 4,	June 28,	July 4,	June 28,
	2026	2025	2026	2025
Number of performance shares vested	—	—	743,341	—
Shares withheld for tax withholding	—	—	(291,997)	—
Shares of common stock issued for performance share LTIAs	—	—	451,344	—
Shares of common stock issued to non-employee directors for annual equity grants	242,235	222,003	242,235	222,003
Shares of restricted common stock issued to employees	15,595	—	948,747	767,569
Shares of restricted stock withheld and cancelled for tax withholding upon vesting	(8,206)	(49)	(194,688)	(111,811)
Shares of restricted stock cancelled upon forfeiture	(139,730)	(4,517)	(147,793)	(7,236)
Net shares of common stock issued	109,894	217,437	1,299,845	870,525

The following table sets forth the compensation expense recognized for share-based payments (performance share LTIAs, restricted stock, stock options, non-employee director stock grants and other share-based payments) during the second quarter and first two quarters of 2026 and 2025 and where that expense is reflected in our consolidated statements of operations (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 4,	June 28,	July 4,	June 28,
Consolidated Statements of Operations Location	2026	2025	2026	2025
Compensation expense included in cost of goods sold	$497	$429	$838	$824
Compensation expense included in selling, general and administrative expenses	2,444	2,954	4,940	5,730
Total compensation expense for share-based payments	$2,941	$3,383	$5,778	$6,554

As of July 4, 2026, there was $5.8 million of unrecognized compensation expense related to performance share LTIAs, which is expected to be recognized over the next 2.5 years, $7.3 million of unrecognized compensation expense related to restricted stock, which is expected to be recognized over the next 2.7 years, and $0.9 million of unrecognized compensation expense related to stock options, which is expected to be recognized over the next 1.6 years.

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

Our reportable segment results were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 4,	June 28,	July 4,	June 28,
	2026	2025	2026	2025
Segment net sales:
Specialty	$128,934	$134,859	$259,701	$269,259
Meals	110,523	104,079	217,605	210,221
Frozen & Vegetables	47,191	88,989	118,223	182,108
Spices & Flavor Solutions	96,627	96,498	196,682	188,239
Total segment net sales	383,275	424,425	792,211	849,827

Segment adjusted expenses:
Specialty	105,204	102,209	209,867	203,089
Meals	84,709	78,334	171,847	159,502
Frozen & Vegetables	48,393	91,719	114,841	186,311
Spices & Flavor Solutions	65,519	72,379	135,855	137,851
Total segment adjusted expenses	303,825	344,641	632,410	686,753

Segment adjusted EBITDA:
Specialty	23,730	32,650	49,834	66,170
Meals	25,814	25,745	45,758	50,719
Frozen & Vegetables	(1,202)	(2,730)	3,382	(4,203)
Spices & Flavor Solutions	31,108	24,119	60,827	50,388
Total segment adjusted EBITDA	$79,450	$79,784	$159,801	$163,074

Unallocated corporate expenses	$19,058	$21,804	$41,764	$45,956
Depreciation and amortization	14,545	16,716	29,505	33,554
Acquisition/divestiture-related and non-recurring expenses	9,735	5,366	19,807	6,798
Impairment of property, plant and equipment, net	—	—	172	2,994
Loss on sales of assets	—	12,646	36,282	12,646
Loss on sales and disposals of property, plant and equipment	—	22	5,612	903
Interest expense, net	38,480	35,780	74,302	73,538
Income tax expense (benefit)	1,613	(2,778)	(11,118)	(4,378)
Net loss	$(3,981)	$(9,772)	$(36,525)	$(8,937)

(18)Assets Held for Sale

On October 24, 2025, we entered into an agreement to sell our Green Giant and Le Sieur frozen and shelf-stable product lines in Canada to Nortera Foods Inc. for a purchase price equal to the inventory value (as defined in the sale agreement) of the inventory transferred at closing plus $5.0 million. Had the purchase price been determined at September 27, 2025, the purchase price would have been approximately $60.0 million. The actual purchase price will increase or decrease from that amount based upon changes in inventory prior to the closing. Subject to regulatory review in Canada and the satisfaction of customary closing conditions, we expect the sale to close during the third quarter of

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

2026. We refer to our Green Giant and Le Sieur frozen and shelf-stable product lines in Canada as “Green Giant Canada” and the pending divestiture as the “Green Giant Canada divestiture.”

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

The following table sets forth the assets held for sale at July 4, 2026 relating to the pending Green Giant Canada divestiture (in thousands):

July 4, 2026
Inventories	$50,757
Trademarks - indefinite-lived intangible assets	6,292
Customer relationships - finite-lived intangible assets	3,124
Assets held for sale before impairments	60,173
Impairments of assets held for sale	(28,500)
Assets held for sale	$31,673

(19)Subsequent Events

Redemption of 5.25% Senior Notes due 2027. During the third quarter of 2026, we used the net proceeds of our recently completed offering of $475.0 million aggregate principal amount of 11.00% senior notes due 2031, together with borrowings under our revolving credit facility and cash on hand, to redeem all $509.3 million aggregate principal amount of our 5.25% senior notes due 2027. The redemption price was equal to 100.0% of the aggregate principal amount outstanding plus accrued and unpaid interest to, but excluding, the July 4, 2026 redemption date. Because July 4, 2026 was a bank holiday, the redemption payment was not due or paid by us until July 6, 2026 and therefore all $509.3 million aggregate principal amount remained outstanding as a current liability as of the end of the second quarter of 2026. As a result of the redemption of our 5.25% senior notes due 2027, we expect to recognize a loss on extinguishment of debt of approximately $1.6 million in the third quarter of 2026.

Retirement of President and Chief Executive Officer. On August 5, 2026, we announced that Kenneth C. “Casey” Keller, our President and Chief Executive Officer, would retire effective August 7, 2026. We entered into a retirement agreement with Mr. Keller, pursuant to which he will receive certain retirement benefits, including: (1) salary continuation payments of approximately $2.4 million, which reflects payment of 200% of his annual base salary for one year following his retirement date, (2) continued payment of B&G Foods’ portion of the cost for one year of continued medical and dental coverage pursuant to COBRA, (3) a lump sum payment of $10,000, which reflects the estimated market value of life insurance and disability benefits for one year, and (4) the accelerated vesting on his retirement date of 519,396 shares of restricted stock. Pursuant to the terms of Mr. Keller’s performance share long-term incentive award agreements, upon retirement Mr. Keller will also be entitled to pro rata vesting and payment of performance shares, in each case subject to our company’s achievement of performance metrics over the remainder of the applicable performance periods. The retirement agreement also includes customary confidentiality, non-competition, non-solicitation, non-disturbance and non-disparagement provisions and a general release by Mr. Keller of any claims against our company and certain related persons and entities. During the third quarter of 2026, we expect to record costs of $4.5 million relating to the retirement agreement. Of this amount, approximately $2.5 million will result in cash payments, which will be paid in equal installments from August 2026 to August 2027. The remaining $2.0 million of costs relate to share-based compensation expense for shares that vested during the third quarter of 2026, net of share-based compensation expense for options that were forfeited during the third quarter.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Forward-Looking Statements” before Part I of this report and elsewhere in this report. The following discussion should be read in conjunction with the unaudited consolidated interim financial statements and related notes for the thirteen and twenty-six weeks ended July 4, 2026 (second quarter and first two quarters of 2026) included elsewhere in this report and the audited consolidated financial statements and related notes for the fiscal year ended January 3, 2026 (fiscal 2025) included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 3, 2026 (which we refer to as our 2025 Annual Report on Form 10-K).

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

In addition, in an attempt to sharpen focus, improve margins and reduce our long-term debt, we have been reshaping our portfolio through select divestitures. For example, on March 2, 2026, we completed the sale of the Green Giant U.S. frozen business to Seneca Foods Corporation. On October 24, 2025, we entered into an agreement to sell our Green Giant and Le Sieur frozen and shelf-stable product lines in Canada, which we refer to in in this report as “Green Giant Canada,” to Nortera Foods Inc., which, subject to regulatory review and customary closing conditions, is expected to close during the third quarter of 2026. On August 1, 2025, we completed the sale of the Le Sueur U.S. shelf-stable vegetable brand to McCall Farms. On May 23, 2025, we completed the sale of the Don Pepino and Sclafani brands of pizza and spaghetti sauces, crushed tomatoes, tomato puree and whole peeled tomatoes to Violet Foods LLC. In this report, we refer to these divestitures as the “Green Giant U.S. frozen divestiture,” the pending “Green Giant Canada divestiture,” the “Le Sueur U.S. divestiture,” and the “Don Pepino divestiture,” respectively. These divestitures affect, or will affect, comparability between periods.

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

We experienced material net cost increases for raw materials during the last several years due to a number of factors. Raw material costs remained elevated in fiscal 2025 and the first two quarters of 2026 and we anticipate that certain raw material costs will remain elevated during at least the remainder of fiscal 2026. We are currently locked into our supply and prices for a majority of our most significant raw material commodities through at least the end of the third quarter of 2026.

In recent years, we have been negatively impacted by industry-wide increases in the cost of distribution, primarily driven by increased freight rates. We attempt to offset all or a portion of these increases through list price increases, trade spend reductions and cost savings initiatives. Although freight rates began to moderate in 2023, freight rates remained elevated during fiscal 2025 and the first two quarters of 2026, and, due in part to geopolitical conflict, including the hostilities involving Iran, which have exacerbated fuel price volatility, we expect freight rates to remain elevated during at least the remainder of fiscal 2026.

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

Trade and Regulatory Uncertainty. In February 2025, the White House announced the imposition of tariffs on numerous countries that trade with the United States, including Canada, Mexico and China, and certain of those countries subsequently announced retaliatory tariffs in response. Although the imposition of certain of such tariffs was at least temporarily paused in the case of Canada and Mexico, and other tariffs under the International Emergency Economic Powers Act (IEEPA) were eventually struck down by a ruling issued by the United States Supreme Court in February 2026, the White House announced its intention, in response to the Supreme Court decision, to invoke other laws to collect tariffs and announced new tariffs on imports from all countries, in addition to any existing non-IEEPA tariff. In addition, although we have begun receiving refunds from the U.S. government for certain tariffs paid, we expect that we may need to reimburse to certain customers a portion of future tariff refunds that we receive to the extent in certain cases we increased prices directly attributable to such tariffs. As the implementation of tariffs is ongoing, more tariffs may be added in the future and countermeasures may be adopted by other countries. The situation remains dynamic, rapidly evolving and uncertain.

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

Fluctuations in Currency Exchange Rates. Our foreign sales are primarily to customers in Canada. Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars. During the first two quarters of 2026 and 2025, our net sales to customers in foreign countries represented approximately 12.3% and 8.9%, respectively, of our total net sales. We also purchase certain raw materials from foreign suppliers. For example, we purchase a significant majority of our maple syrup requirements from suppliers in Québec, Canada. These purchases are made in Canadian dollars. A weakening of the U.S. dollar against the Canadian dollar would significantly increase our costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar. These increased costs would not be fully offset by the positive impact the change in the relative strength of the Canadian dollar versus the U.S. dollar would have on our net sales in Canada. Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars, with one exception being certain purchases of raw materials in Mexico that are denominated in Mexican pesos.

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

One Big Beautiful Bill Act

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the U.S. Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. Among the tax law changes that impacted us in fiscal 2025 and the first two quarters of 2026, and will continue to impact us in future years, relate to the timing of certain tax deductions including depreciation expense, R&D expenditures and interest expense. The OBBBA allows for 100% bonus depreciation to be taken on eligible assets, the option to immediately expense domestic R&D expenditures as well as accelerate the deduction of previously capitalized expenses, and restores the earnings before interest, taxes, depreciation and amortization (EBITDA) calculation for purposes of determining interest limitations. We implemented certain changes in fiscal 2025 and the first two quarters of 2026 related to the interest deduction limitation, bonus depreciation and the immediate expensing of R&D expenses. The OBBBA did not have a material impact on our effective income tax rate, results of operations, financial condition or liquidity for fiscal 2025 or the first two quarters of 2026. See Note 9, “Income Taxes.”

Results of Operations

The following table sets forth the percentages of net sales represented by selected items for the second quarter and first two quarters of 2026 and 2025 reflected in our consolidated statements of operations. The comparisons of financial results are not necessarily indicative of future results:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 4,	June 28,	July 4,	June 28,
	2026	2025	2026	2025
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	79.2%	79.5%	79.9%	79.2%
Gross profit	20.8%	20.5%	20.1%	20.8%

Operating expenses:
Selling, general and administrative expenses	10.6%	11.1%	11.5%	11.3%
Amortization expense	1.2%	1.2%	1.0%	1.2%
Loss on sales of assets	—%	3.0%	4.6%	1.5%
Operating income	9.0%	5.2%	3.0%	6.8%

Other expenses (income):
Interest expense, net	10.0%	8.5%	9.4%	8.7%
Other income	(0.4)%	(0.3)%	(0.4)%	(0.3)%
Loss before income tax benefit	(0.6)%	(3.0)%	(6.0)%	(1.6)%
Income tax expense (benefit)	0.4%	(0.7)%	(1.4)%	(0.5)%
Net loss	(1.0)%	(2.3)%	(4.6)%	(1.1)%

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

Base Business Net Sales. Base business net sales is a non-GAAP financial measure used by management to measure operating performance. We define base business net sales as our net sales excluding (1) the net sales from acquisitions until the net sales from such acquisitions are included in both comparable periods, (2) net sales of discontinued or divested brands, and (3) net sales from our Green Giant U.S. frozen co-manufacturing agreement until the net sales from the co-manufacturing agreement are included in both comparable periods. The portion of current period net sales attributable to recent acquisitions for which there is no corresponding period in the comparable period of the prior year is excluded. For each acquisition, the excluded period starts at the beginning of the most recent fiscal period being compared and ends on the first anniversary of the acquisition date. For discontinued or divested brands, the entire amount of net sales is excluded from each fiscal period being compared. We have included this financial measure because our management believes it provides useful and comparable trend information regarding the results of our business without the effect of the timing of acquisitions and the effect of discontinued or divested brands.

A reconciliation of net sales to base business net sales for the second quarter and first two quarters of 2026 and 2025 follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 4,	June 28,	July 4,	June 28,
	2026	2025	2026	2025
Net sales	$383,275	$424,425	$792,211	$849,827
Net sales from acquisitions(1)	(13,237)	—	(16,104)	—
Net sales from discontinued or divested brands(2)	130	(67,917)	(32,262)	(138,649)
Net sales from Green Giant U.S. frozen co-manufacturing agreement(3)	(23,916)	—	(32,462)	—
Base business net sales	$346,252	$356,508	$711,383	$711,178
(1)	For the second quarter and first two quarters of 2026, reflects net sales from the College Inn and Kitchen Basics acquisition, for which there is no comparable period of net sales during the second quarter and first two quarters of 2025. The College Inn and Kitchen Basics acquisition was completed on March 19, 2026.
(2)	For the second quarter and first two quarters of 2026, reflects net sales of the Green Giant U.S. frozen vegetable brand through the date of the divestiture. For the second quarter and first two quarters of 2025, reflects net sales of the Green Giant U.S. frozen vegetable brand, which was divested on March 2, 2026, net sales of the Le Sueur U.S. shelf-stable vegetable brand, which was divested on August 1, 2025, and net sales of the Don Pepino and Sclafani brands, which were divested on May 23, 2025.
(3)	For the second quarter and first two quarters of 2026, reflects net sales of our co-manufacturing agreement with Seneca Foods Corporation pursuant to which we are continuing to produce for Seneca Foods Corporation certain Green Giant frozen vegetable products at our frozen vegetable manufacturing facility in Irapuato, Mexico, which was not included as part of the Green Giant U.S. frozen divestiture and for which there is no comparable period of net sales during the second quarter and first two quarters of 2025.

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

Reconciliations of net loss and net cash provided by (used in) operating activities to EBITDA and adjusted EBITDA for the second quarter and first two quarters of 2026 and 2025 along with the components of EBITDA and adjusted EBITDA follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 4,	June 28,	July 4,	June 28,
	2026	2025	2026	2025
Net loss	$(3,981)	$(9,772)	$(36,525)	$(8,937)
Income tax expense (benefit)	1,613	(2,778)	(11,118)	(4,378)
Interest expense, net(1)(2)	38,480	35,780	74,302	73,538
Depreciation and amortization	14,545	16,716	29,505	33,554
EBITDA	50,657	39,946	56,164	93,777
Acquisition/divestiture-related and non-recurring expenses(3)	9,735	5,366	19,807	6,798
Impairment of property, plant and equipment(4)	—	—	172	2,994
Loss on sales of assets(5)	—	12,646	36,282	12,646
Loss on sales and disposals of property, plant and equipment(6)	—	22	5,612	903
Adjusted EBITDA	$60,392	$57,980	$118,037	$117,118

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 4,	June 28,	July 4,	June 28,
	2026	2025	2026	2025
Net cash provided by operating activities	$34,430	$17,823	$58,017	$70,568
Income tax expense (benefit)	1,613	(2,778)	(11,118)	(4,378)
Interest expense, net(1)(2)	38,480	35,780	74,302	73,538
Gain on extinguishment of debt(1)	—	2,073	—	2,073
Impairment of property, plant and equipment(4)	—	—	(172)	(2,994)
Loss on sales of assets(5)	—	(12,646)	(36,282)	(12,646)
Loss on sales and disposals of property, plant and equipment(6)	—	(22)	(5,612)	(903)
Deferred income taxes	(2,024)	16,664	6,924	18,503
Amortization of deferred debt financing costs and bond discount	(1,648)	(1,739)	(3,157)	(3,155)
Share-based compensation expense	(2,941)	(3,383)	(5,778)	(6,554)
Changes in assets and liabilities, net of effects of business combinations	(17,253)	(11,826)	(20,960)	(40,275)
EBITDA	50,657	39,946	56,164	93,777
Acquisition/divestiture-related and non-recurring expenses(3)	9,735	5,366	19,807	6,798
Impairment of property, plant and equipment(4)	—	—	172	2,994
Loss on sales of assets(5)	—	12,646	36,282	12,646
Loss on sales and disposals of property, plant and equipment(6)	—	22	5,612	903
Adjusted EBITDA	$60,392	$57,980	$118,037	$117,118

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

A reconciliation of net loss to adjusted net income and adjusted diluted earnings per share for the second quarter and first two quarters of 2026 and 2025 along with the components of adjusted net income and adjusted diluted earnings per share follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 4,	June 28,	July 4,	June 28,
	2026	2025	2026	2025
Net loss	$(3,981)	$(9,772)	$(36,525)	$(8,937)
Gain on extinguishment of debt(1)	—	(2,073)	—	(2,073)
Accelerated amortization of deferred debt financing costs(2)	—	299	—	299
Acquisition/divestiture-related and non-recurring expenses(3)	9,735	5,366	19,807	6,798
Impairment of property, plant and equipment, net(4)	—	—	172	2,994
Loss on sales of assets(5)	—	12,646	36,282	12,646
Loss on sales and disposals of property, plant and equipment(6)	—	22	5,612	903
Tax adjustments(7)	(73)	397	1,494	(997)
Tax effects of non-GAAP adjustments(8)	(753)	(3,996)	(15,122)	(5,296)
Adjusted net income	$4,928	$2,889	$11,720	$6,337
Adjusted diluted earnings per share(9)	$0.06	$0.04	$0.14	$0.08
(1)	Net interest expense for the second quarter and first two quarters of 2025 was reduced by $2.1 million as a result of a gain on extinguishment of debt related to our repurchase of $20.7 million aggregate principal amount of our 5.25% senior notes due 2027 in open market purchases for $18.6 million, an average discount repurchase price of 89.98% of such principal amount, plus accrued and unpaid interest, which resulted in a pre-tax gain of $2.1 million, partially offset by the accelerated amortization of deferred debt financing costs of $0.3 million described in footnote (2) below.
(2)	Net interest expense for the second quarter and first two quarters of 2025 includes the accelerated amortization of deferred debt financing costs of $0.3 million (or $0.2 million, net of tax), resulting from our repurchases of 5.25% senior notes due 2027 described in footnote (1) above.
(3)	Acquisition/divestiture-related and non-recurring expenses primarily include acquisition, integration and divestiture-related expenses for prior and potential future acquisitions and divestitures, and non-recurring expenses, including organizational restructuring expenses.
(4)	We recorded pre-tax, non-cash impairment charges of $0.2 million (or $0.1 million, net of tax) and $3.0 million (or $2.3 million, net of tax) related to property, plant and equipment during the first two quarters of 2026 and the first two quarters of 2025, respectively.
(5)	During the first quarter of 2026, we recognized a loss on sale of assets of $36.3 million (or $27.4 million, net of tax), primarily related to the sale of the Green Giant U.S. frozen business. During the second quarter of 2025, we completed the Don Pepino divestiture and recorded a loss on sale of $12.6 million (or $9.5 million, net of tax) during the quarter.
(6)	We recorded losses on sales and disposals of property, plant and equipment of $5.6 million (or $4.2 million, net of tax) during the first two quarters of 2026 and less than $0.1 million and $0.9 million (or $0.7 million, net of tax) during the second quarter and first two quarters of 2025, respectively.
(7)	During the first two quarters of 2026, we recorded a net discrete tax expense of $1.5 million. During the first quarter of 2026, we recorded a net discrete tax expense of $1.6 million, primarily related to a discrete tax expense related to stock-based compensation, partially offset by a discrete tax benefit related to a return-to-provision adjustment in Mexico. During the second quarter of 2026, we recorded a net discrete tax benefit of $0.1 million, primarily related to miscellaneous tax true-ups.

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
(9)	Our company was in a net loss position for the second quarter and the first two quarters of 2026 and the second quarter and first two quarters of 2025, therefore there are no potentially dilutive share-based compensation awards included in the calculation of diluted weighted average shares outstanding for those periods, as their effect would have been antidilutive. However, given that the adjustments described above resulted in adjusted net income for those periods, the dilutive impact of potentially dilutive share-based compensation awards are being included in the calculation of adjusted diluted weighted average shares outstanding and, therefore, in the calculation of adjusted diluted earnings per share for those periods.

Segment Adjusted EBITDA and Segment Adjusted Expenses. For a discussion of segment adjusted EBITDA, segment adjusted expenses and a reconciliation of segment adjusted EBITDA to net loss, see Note 17, “Business Segment Information,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report.

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

A reconciliation of gross profit to adjusted gross profit and gross profit percentage to adjusted gross profit percentage for the second quarter and first two quarters of 2026 and 2025, respectively, follows (in thousands, except percentages):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 4,	June 28,	July 4,	June 28,
	2026	2025	2026	2025
Gross profit	$79,635	$86,982	$159,524	$177,069
Acquisition/divestiture-related expenses and non-recurring expenses included in cost of goods sold(1)	4,042	2,090	8,713	2,606
Adjusted gross profit	$83,677	$89,072	$168,237	$179,675

Gross profit percentage	20.8%	20.5%	20.1%	20.8%
Acquisition/divestiture-related expenses and non-recurring expenses included in cost of goods sold as a percentage of net sales	1.1%	0.5%	1.1%	0.3%
Adjusted gross profit percentage	21.8%	21.0%	21.2%	21.1%
(1)	Acquisition/divestiture-related expenses and non-recurring expenses included in cost of goods sold for the second quarter and first two quarters of 2026 of $4.0 million and $8.7 million, respectively, primarily include acquisition expenses for the College Inn and Kitchen Basics acquisition and divestiture expenses for the Green Giant U.S. frozen business and Green Giant Canada.

Acquisition/divestiture-related expenses and non-recurring expenses included in cost of goods sold for the second quarter and first two quarters of 2025 of $2.1 million and $2.6 million, respectively, primarily include acquisition, integration and divestiture-related expenses for prior and potential future acquisitions and divestitures, and non-recurring expenses.

Second quarter of 2026 compared to the second quarter of 2025

Net Sales. Net sales for the second quarter of 2026 decreased $41.1 million, or 9.7%, to $383.3 million from $424.4 million for the second quarter of 2025. The decrease was primarily attributable to the Green Giant U.S. frozen, Le Sueur U.S. and Don Pepino divestitures and a decrease in base business net sales, partially offset by three months of net sales from the co-manufacturing agreement we entered into on March 2, 2026 with the acquirer of the Green Giant U.S. frozen business, and three months of net sales for the College Inn and Kitchen Basics brands.

Net sales of the Green Giant U.S. frozen business, which we no longer owned during the second quarter of 2026 after the divestiture on March 2, 2026, contributed $58.3 million of net sales during the second quarter of 2025. Net sales of the Don Pepino and Le Sueur U.S. businesses, which we divested in 2025 and are therefore not part of our second quarter of 2026 results, were $9.7 million during the second quarter of 2025. Partially offsetting the impact of these divestitures were three months of net sales from the new Green Giant U.S. frozen co-manufacturing agreement, which contributed $23.9 million of net sales in the second quarter of 2026, and three months of net sales for the College Inn and Kitchen Basics brands, acquired on March 19, 2026, which contributed $13.2 million of net sales for the second quarter of 2026.

Base business net sales for the second quarter of 2026 decreased $10.2 million, or 2.9%, to $346.3 million from $356.5 million for the second quarter of 2025. The decrease in base business net sales was driven by a decrease in volume of $15.5 million, or 4.3% of base business net sales, partially offset by an increase in net pricing and the impact of product mix (primarily related to the Spices & Flavor Solutions business unit) of $5.1 million, or 1.4% of base business net sales and the positive impact of foreign currency of $0.2 million, or 0.1% of net sales.

Gross Profit. Gross profit was $79.6 million for the second quarter of 2026, or 20.8% of net sales. Adjusted gross profit was $83.7 million, or 21.8% of net sales. Gross profit was $87.0 million for the second quarter of 2025, or 20.5% of net sales. Adjusted gross profit was $89.1 million, or 21.0% of net sales. Gross profit as a percentage of net sales increased due to the acquisition of the higher margin College Inn and Kitchen Basics brands, the divestiture of the lower margin Green Giant U.S. frozen business, and tariff refunds received from the U.S. government during the second quarter.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $6.6 million, or 14.0%, to $40.6 million for the second quarter of 2026 from $47.2 million for the second quarter of 2025. The decrease was composed of decreases in warehousing expenses of $3.7 million, general and administrative expenses of $2.7 million, consumer marketing expenses of $1.7 million, and selling expenses of $0.8 million, partially offset by an increase in acquisition/divestiture-related and non-recurring expenses of $2.3 million. Expressed as a percentage of net sales, selling, general and administrative expenses improved by 0.5 percentage points to 10.6% for the second quarter of 2026, as compared to 11.1% for the second quarter of 2025.

Amortization Expense. Amortization expense decreased $0.6 million, or 12.6%, to $4.5 million for the second quarter of 2026 from $5.1 million for the second quarter of 2025.

Loss on Sale of Assets. During the second quarter of 2025, we completed the Don Pepino divestiture and recognized a loss on sale of $12.6 million.

Operating Income. As a result of the foregoing, operating income increased $12.6 million, or 57.0%, to $34.6 million for the second quarter of 2026 from $22.0 million for the second quarter of 2025. Operating income expressed as a percentage of net sales increased to 9.0% in the second quarter of 2026 from 5.2% in the second quarter of 2025.

Net Interest Expense. Net interest expense increased $2.7 million, or 7.5%, to $38.5 million for the second quarter of 2026 from $35.8 million for the second quarter of 2025. The increase was primarily attributable to an increase in average long-term debt outstanding during the second quarter of 2026 compared to the second quarter of 2025, and the 11.00% interest rate on our new 11.00% senior notes due 2031. During the second quarter of 2026, net interest expense was also negatively impacted in connection with our debt refinancing because our new 11.00% senior notes due 2031 were issued on June 10, 2026, prior to redemption of our 5.25% senior notes due 2027, and therefore during a 24-day period, we incurred interest expense on both sets of notes, which was only partially offset by interest earned on the net proceeds of the issuance of the 11.00% senior notes due 2031.

Other Income. Other income for the second quarter of 2026 and 2025 includes the non-service portion of net periodic pension cost and net periodic post-retirement benefit costs of $1.5 million and $1.2 million, respectively.

Income Tax Expense (Benefit). Income tax expense increased $4.4 million to an income tax expense of $1.6 million for the second quarter of 2026 from an income tax benefit of $2.8 million for the second quarter of 2025. Our effective tax rate was negative 68.1% for the second quarter of 2026 and 22.1% for the second quarter of 2025.

During the second quarter of 2026, we recorded a net discrete tax benefit of $0.1 million, primarily related to miscellaneous tax true-ups. We’ve recognized approximately $0.8 million of an increased valuation allowance during the second quarter 2026, and we expect to recognize approximately $11.7 million in total during full year fiscal 2026.

During the second quarter of 2025, we recorded a net discrete tax expense of $0.4 million, primarily related to a settlement for FASB Interpretation No. 48: Managing Uncertain Tax Positions (FIN 48).

First two quarters of 2026 compared to the first two quarters of 2025

Net Sales. Net sales for the first two quarters of 2026 decreased $57.6 million, or 6.8%, to $792.2 million from $849.8 million for the first two quarters of 2025. The decrease was primarily attributable to the Green Giant U.S. frozen, Le Sueur U.S. and Don Pepino divestitures, partially offset by four months of net sales from the co-manufacturing agreement we entered into on March 2, 2026 with the acquirer of the Green Giant U.S. frozen business, three-and-a-half months of net sales for the College Inn and Kitchen Basics brands, and an increase in base business net sales.

Net sales of our Green Giant U.S. frozen business, which we owned for only two months during the first quarter of 2026, contributed $85.6 million less net sales during the first two quarters of 2026 as compared to the first two quarters of 2025. Net sales of the Don Pepino and Le Sueur U.S. businesses, which we divested in 2025 and are therefore not part of our first two quarters of 2026 results, were $20.3 million during the first two quarters of 2025. Partially offsetting the impact of these divestitures were four months of net sales from the new Green Giant U.S. frozen co-manufacturing agreement, which contributed $32.5 million of net sales in the first two quarters of 2026 and three-and-a-half months of net sales for the College Inn and Kitchen Basics brands, acquired on March 19, 2026, which contributed $16.1 million to our net sales for the first two quarters of 2026.

Base business net sales for the first two quarters of 2026 increased $0.2 million to $711.4 million from $711.2 million for the first two quarters of 2025. The increase in base business net sales was driven by an increase in net pricing and the impact of product mix (primarily related to the Spices & Flavor Solutions business unit) of $6.7 million, or 0.9% of base business net sales, and the positive impact of foreign currency of $1.9 million, or 0.3% of base business net sales, largely offset by a decrease in volume of $8.4 million, or 1.2% of base business net sales.

Gross Profit. Gross profit was $159.5 million for the first two quarters of 2026, or 20.1% of net sales. Adjusted gross profit was $168.2 million, or 21.2% of net sales. Gross profit was $177.1 million for the first two quarters of 2025, or 20.8% of net sales. Adjusted gross profit was $179.7 million, or 21.1% of net sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $5.5 million, or 5.8%, to $90.8 million for the first two quarters of 2026 from $96.3 million for the first two quarters of 2025. The decrease was composed of decreases in general and administrative expenses of $6.6 million, warehousing expenses of $5.2 million, consumer marketing expenses of $1.7 million, and selling expenses of $0.7 million, partially offset by an increase in acquisition/divestiture-related and non-recurring expenses of $8.7 million, inclusive of an increase of $1.9 million for disposals and impairments of property, plant and equipment. Expressed as a percentage of net sales, selling, general and administrative expenses increased by 0.2 percentage points to 11.5% for the first two quarters of 2026, as compared to 11.3% for the first two quarters of 2025.

Amortization Expense. Amortization expense decreased $1.4 million, or 13.5%, to $8.8 million for the first two quarters of 2026 from $10.2 million for the first two quarters of 2025.

Loss on Sale of Assets. During the first two quarters of 2026, we recognized a loss on sale of assets of $36.3 million, primarily related to the Green Giant U.S. frozen divestiture.

Operating Income. As a result of the foregoing, operating income decreased $34.3 million, or 59.2%, to an operating income of $23.6 million for the first two quarters of 2026 from an operating income of $57.9 million for the first two quarters of 2025. Operating income expressed as a percentage of net sales decreased to 3.0% in the first two quarters of 2026 from 6.8% in the first two quarters of 2025.

Net Interest Expense. Net interest expense increased $0.8 million, or 1.0%, to $74.3 million for the first two quarters of 2026 from $73.5 million for the first two quarters of 2025. The increase was primarily attributable to an increase in average long-term debt outstanding during the first two quarters of 2026 compared to the first two quarters of 2025, and the 11.00% interest rate on our new 11.00% senior notes due 2031. During the first two quarters of 2026, net interest expense was also negatively impacted in connection with our debt refinancing because our new 11.00% senior notes due 2031 were issued on June 10, 2026, prior to redemption of our 5.25% senior notes due 2027, and therefore during a 24-day period, we incurred interest expense on both sets of notes, which was only partially offset by interest earned on the net proceeds of the issuance of the 11.00% senior notes due 2031.

Other Income. Other income for the first two quarters of 2026 and 2025 includes the expected return on pension plan assets and the amortization of unrecognized gain less the interest cost on the projected benefit obligation of $3.0 million and $2.3 million, respectively.

Income Tax Benefit. Income tax benefit increased $6.7 million to $11.1 million for the first two quarters of 2026 from $4.4 million for the first two quarters of 2025. Our effective tax rate was 23.3% for the first two quarters of 2026 and 32.9% for the first two quarters of 2025.

During the first two quarters of 2026, we recorded a net discrete tax expense of $1.5 million. During the first quarter of 2026, we recorded a net discrete tax expense of $1.6 million, primarily related to a discrete tax expense related to stock-based compensation, partially offset by a discrete tax benefit related to a return-to-provision adjustment in Mexico. During the second quarter of 2026, we recorded a net discrete tax benefit of $0.1 million, primarily related to miscellaneous tax true-ups. We’ve recognized approximately $2.3 million of an increased valuation allowance during the first two quarters of 2026, and we expect to recognize approximately $11.7 million in total during full year fiscal 2026.

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

Business Segment Operating Results. We operate in four reportable business segments: Specialty; Meals; Frozen & Vegetables; and Spices & Flavor Solutions. See Note 17, “Business Segment Information,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report for a description of our business segments and for a reconciliation of the non-GAAP financial measure segment adjusted EBITDA to net loss.

Specialty Segment Results. Specialty segment results were as follows (dollars in thousands):

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	July 4,	June 28,			July 4,	June 28,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Specialty segment net sales	$128,934	$134,859	$(5,925)	(4.4)%	$259,701	$269,259	$(9,558)	(3.5)%
Specialty segment adjusted expenses	105,204	102,209	2,995	2.9%	209,867	203,089	6,778	3.3%
Specialty segment adjusted EBITDA	$23,730	$32,650	$(8,920)	(27.3)%	$49,834	$66,170	$(16,336)	(24.7)%

The decrease in Specialty segment net sales for the second quarter and first two quarters of 2026 was primarily due to a decrease in volumes in the Specialty portfolio and the divestiture of the Don Pepino business, which generated $1.8 million and $5.3 million of net sales in the second quarter and first two quarters of 2025, respectively.

The decrease in Specialty segment adjusted EBITDA for the second quarter and first two quarters of 2026 was primarily due to higher oil input costs for the Crisco brand, the Don Pepino divestiture and a decline in volumes.

Meals Segment Results. Meals segment results were as follows (dollars in thousands):

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	July 4,	June 28,			July 4,	June 28,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Meals segment net sales	$110,523	$104,079	$6,444	6.2%	$217,605	$210,221	$7,384	3.5%
Meals segment adjusted expenses	84,709	78,334	6,375	8.1%	171,847	159,502	12,345	7.7%
Meals segment adjusted EBITDA	$25,814	$25,745	$69	0.3%	$45,758	$50,719	$(4,961)	(9.8)%

The increase in Meals segment net sales for the second quarter and first two quarters of 2026 was primarily due to the College Inn and Kitchen Basics acquisition, which contributed $13.2 million and $16.1 million, of net sales for the second quarter and first two quarters of 2026, respectively, and an increase in net pricing and the impact of product mix, offset in part by lower volumes across the Meals segment in the aggregate, after excluding the benefit of the net sales from the College Inn and Kitchen Basics acquisition.

The increase in Meals segment adjusted EBITDA in the second quarter of 2026 was primarily due to the increase in Meals segment net sales, primarily attributable to the College Inn and Kitchen Basics acquisition. The decrease in Meals segment adjusted EBITDA in the first two quarters of 2026 was primarily due to an increase in certain raw material costs and manufacturing expenses. Meals segment adjusted EBITDA was also impacted by increases in trade spending and direct marketing expenses for certain brands. These incremental costs were offset in part by an increase in overall net pricing for the Meals segment and the impact of product mix, and the College Inn and Kitchen Basics acquisition.

Frozen & Vegetables Segment Results. Frozen & Vegetables segment results were as follows (dollars in thousands):

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	July 4,	June 28,			July 4,	June 28,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Frozen & Vegetables segment net sales	$47,191	$88,989	$(41,798)	(47.0)%	$118,223	$182,108	$(63,885)	(35.1)%
Frozen & Vegetables segment adjusted expenses	48,393	91,719	(43,326)	(47.2)%	114,841	186,311	(71,470)	(38.4)%
Frozen & Vegetables segment adjusted EBITDA	$(1,202)	$(2,730)	$1,528	(56.0)%	$3,382	$(4,203)	$7,585	(180.5)%

The decrease in Frozen & Vegetables segment net sales for the second quarter and first two quarters of 2026 was primarily due to the Green Giant U.S. frozen divestiture (which negatively impacted net sales versus the second quarter and first two quarters of 2025 by $34.5 million and $53.1 million, respectively, net of the $23.9 million and $32.5 million positive impact on net sales of our new Green Giant U.S. frozen co-manufacturing agreement) and the Le Sueur U.S. divestiture (which negatively impacted net sales versus the second quarter and first two quarters of 2025 by $7.9 million and $15.1 million, respectively). Net sales for Green Giant Canada increased by $0.5 million, or 2.4%, and $4.8 million, or 9.8%, for the second quarter and first two quarters of 2026, respectively.

The increase in Frozen & Vegetables segment adjusted EBITDA for the second quarter and first two quarters of 2026 was primarily due to the Green Giant U.S. frozen divestiture and the new Green Giant U.S. frozen co-manufacturing agreement.

Spices & Flavor Solutions Segment Results. Spices & Flavor Solutions segment results were as follows (dollars in thousands):

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	July 4,	June 28,			July 4,	June 28,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Spices & Flavor Solutions segment net sales	$96,627	$96,498	$129	0.1%	$196,682	$188,239	$8,443	4.5%
Spices & Flavor Solutions segment adjusted expenses	65,519	72,379	(6,860)	(9.5)%	135,855	137,851	(1,996)	(1.4)%
Spices & Flavor Solutions segment adjusted EBITDA	$31,108	$24,119	$6,989	29.0%	$60,827	$50,388	$10,439	20.7%

The increase in Spices & Flavor Solutions segment net sales for first two quarters of 2026 was primarily due to an increase in net pricing and strong growth in the foodservice and private label channels. Spices & Flavor Solutions segment net sales for the second quarter of 2026 were slightly higher due to an increase in net pricing and the continued growth in the foodservice and private label channels, partially offset by declines in the retail channel.

The increase in Spices & Flavor Solutions segment adjusted EBITDA for the second quarter and first two quarters of 2026 was primarily due to an increase in net pricing, tariff refunds that were received from the U.S. government during the second quarter, and a reduction in input costs for spices relative to the first two quarters of last year.

Unallocated Corporate Items. Unallocated corporate expenses decreased $2.7 million, or 12.6% in the second quarter of 2026 to $19.1 million from $21.8 million for the second quarter of 2025. Unallocated corporate expenses decreased $4.2 million, or 9.1% in the first two quarters of 2026 to $41.8 million from $46.0 million for the first two quarters of 2025.

Net Sales by Brand. The following table sets forth net sales for each of our brands whose net sales for the first two quarters of 2026 or fiscal 2025 equaled or exceeded 3% of our total net sales for those periods, and for all other brands in the aggregate (in thousands):

		Thirteen Weeks Ended		Twenty-six Weeks Ended
		July 4,	June 28,	July 4,	June 28,
Brand(1):	Business Unit:	2026	2025	2026	2025
Green Giant(2)	Frozen & Vegetables	$23,276	$88,988	$85,761	$182,108
Crisco	Specialty	56,685	57,529	109,759	112,493
Ortega	Meals	28,865	32,381	59,649	65,236
Clabber Girl(3)	Specialty	25,329	26,221	52,452	51,520
Maple Grove Farms of Vermont	Meals	20,825	20,281	41,224	40,295
Cream of Wheat	Meals	15,641	16,874	34,427	34,354
Dash	Spices & Flavor Solutions	13,488	15,630	27,173	29,777
All other brands(4)	All Business Units	199,166	166,521	381,766	334,044
Total		$383,275	$424,425	$792,211	$849,827

(1)	Net sales for each brand includes branded net sales and, if applicable, any private label and foodservice net sales attributable to the brand.
(2)	Also includes net sales for the Le Sueur brand. On March 2, 2026, we completed the sale of the Green Giant U.S. frozen business to Seneca Foods Corporation. On October 24, 2025, we entered into an agreement to sell our Green Giant and Le Sieur frozen and shelf-stable product lines in Canada to Nortera Foods Inc., which, subject to regulatory review and customary closing conditions, is expected to close during the third quarter of 2026. On August 1, 2025, we completed the sale of the Le Sueur U.S. shelf-stable vegetable brand to McCall Farms.
(3)	Includes net sales for multiple brands acquired as part of the Clabber Girl acquisition that we completed on May 15, 2019, including, among others, the Clabber Girl, Rumford, Davis, Hearth Club and Royal brands of retail baking powder, baking soda and corn starch, and the Royal brand of foodservice dessert mixes.
(4)	Also includes net sales not attributable to any of our brands. For example, for the second quarter and first two quarters of 2026, also includes net sales from our co-manufacturing agreement with Seneca Foods Corporation pursuant to which we are continuing to produce certain Green Giant frozen vegetable products at our frozen vegetable manufacturing facility in Irapuato, Mexico, which was not included as part of the Green Giant U.S. frozen divestiture.

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

Cash Flows

Net Cash Provided by Operating Activities. Net cash provided by operating activities decreased $12.6 million to $58.0 million for the first two quarters of 2026, as compared to $70.6 million for the first two quarters of 2025. The decrease was primarily driven by lower net sales in the first two quarters of 2026 as compared to the first two quarters of 2025, and unfavorable working capital comparisons in the first two quarters of 2026 as compared to the first two quarters of 2025, primarily comprised of trade accounts receivable, trade accounts payable and income tax receivable/payable, net, partially offset by a favorable working capital comparison for accrued expenses and prepaid expenses and other current assets.

Net Cash Used in Investing Activities. Net cash used in investing activities increased $53.4 million to $59.3 million for the first two quarters of 2026, as compared to $5.9 million for the first two quarters of 2025. The increase was primarily attributable to the $109.7 million purchase price we paid for the College Inn and Kitchen Basics acquisition, partially offset by the $61.5 million of proceeds we received from the Green Giant U.S. frozen divestiture and a $5.7 million decrease in capital expenditures in the first two quarters of 2026 as compared to the first two quarters of 2025.

Net Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities increased $598.8 million to $537.0 million of net cash provided by financing activities for the first two quarters of 2026, as compared to $61.8 million of net cash used in financing activities for the first two quarters of 2025. The increase was primarily driven by a $618.6 million increase in net cash flows from long-term debt (proceeds of borrowings, net of redemptions, repurchases and repayments), because we received the proceeds of the issuance of our 11.00% senior notes due 2031 on June 10, 2026, but did not make the redemption payment for our 5.25% senior notes due 2027 until July 6, 2026, subsequent to the end of the second quarter of 2026.

Cash Income Tax Payments, Net of Refunds. We believe that we will realize a benefit to our cash taxes payable from amortization of our trademarks, goodwill and other intangible assets for the taxable years 2026 through 2038. We also take material annual deductions for net interest expense due to our substantial indebtedness. However, the U.S. Tax Cuts and Jobs Act enacted in 2017 limits the deduction for net interest expense incurred by a corporate taxpayer to 30% of the taxpayer’s adjusted taxable income. We have been subject to the interest expense deduction limitation for the past three fiscal years and, even though the One Big Beautiful Bill Act (OBBBA) enacted on July 4, 2025 restores the earnings before interest, taxes, depreciation and amortization (EBITDA) calculation for purposes of determining interest expense deduction limitations, we expect to continue to be subject to the interest expense deduction limitation in fiscal 2026 and future years. During fiscal 2025, we increased our valuation allowance by $4.6 million. We increased our valuation allowance by approximately $0.8 million and $2.3 million during the second quarter and first two quarters of 2026, respectively, and we expect to recognize approximately $11.7 million in total during full year fiscal 2026. See “One Big Beautiful Bill Act” above for a discussion of the impact and expected impact of the OBBBA on our cash income tax payments, net of refunds, including the impact the OBBBA had in fiscal 2025 and is expected to have in fiscal 2026 and beyond on our interest expense deductions and our cash taxes.

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

For the first two quarters of 2026 and 2025, we had net cash provided by operating activities of $58.0 million and $70.6 million, respectively, and distributed as dividends $30.6 million and $30.2 million, respectively.

Beginning with the dividend payment declared on May 11, 2026 and paid on July 30, 2026, the current intended dividend rate for our common stock has been reduced from $0.76 per share per annum to $0.38 per share per annum. Based upon the new current intended dividend rate of $0.38 per share per annum and our current number of outstanding shares, we expect our aggregate dividend payments in fiscal 2026 to be approximately $46.1 million and in fiscal 2027 to be approximately $30.9 million.

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

Debt

See Note 6, “Long-Term Debt,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report for a description of our senior secured credit agreement, including our revolving credit facility and tranche B term loans, our 8.00% senior secured notes due 2028, and our 11.00% senior notes due 2031.

Future Capital Needs

We are highly leveraged. On July 4, 2026, the aggregate principal amount of our long-term debt (including current portion) of $2,555.8 million, net of our cash and cash equivalents of $591.6 million, was $1,964.2 million. Stockholders’ equity as of that date was $395.1 million.

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

We expect to make capital expenditures of approximately $30.0 million to $35.0 million in the aggregate during fiscal 2026. During the first two quarters of 2026, we made capital expenditures of $12.7 million, of which $11.1 million were paid in cash. Our projected capital expenditures for fiscal 2026 primarily relate to asset sustainability projects, cost savings initiatives, information technology (hardware and software), including cybersecurity, and environmental compliance.

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

Supplemental Financial Information about B&G Foods and Guarantor Subsidiaries

As further discussed in Note 6, “Long-Term Debt,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report, our obligations under the 8.00% senior secured notes due 2028 and the 11.00% senior notes due 2031 are jointly and severally and fully and unconditionally guaranteed on a senior basis by all of our existing and certain future domestic subsidiaries, which we refer to in this section as the guarantor subsidiaries. Our foreign subsidiaries are not guarantors, and any future foreign or partially owned domestic subsidiaries will not be guarantors, of the 8.00% senior secured notes due 2028 or the 11.00% senior notes due 2031. In this section, we refer to these foreign subsidiaries and future foreign or partially owned domestic subsidiaries as the non-guarantor subsidiaries. See Note 6, “Long-Term Debt” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report.

The 11.00% senior notes due 2031 and the related subsidiary guarantees are our and the guarantor subsidiaries’ general unsecured obligations and are effectively junior in right of payment to all of our and the guarantor subsidiaries’ secured indebtedness and to all existing and future indebtedness and other liabilities of our non-guarantor subsidiaries; are pari passu in right of payment to all of our and the guarantor subsidiaries’ existing and future unsecured senior debt; and are senior in right of payment to all of our and the guarantor subsidiaries’ future subordinated debt.

The 8.00% senior secured notes due 2028 are our senior secured obligations. The 8.00% senior secured notes due 2028 have the same guarantors as our credit agreement. The 8.00% senior secured notes due 2028 and the related guarantees are secured by, subject to permitted liens, first-priority security interests in certain collateral (which generally includes most of our and our guarantors’ right or interest in or to property of any kind, except for our and our guarantors’ real property and certain intangible assets), which assets also secure (and will continue to secure) our credit agreement on a pari passu basis. Pursuant to the terms of the applicable indenture, the related collateral agreement and an intercreditor agreement, the 8.00% senior secured notes due 2028 and the guarantees rank (1) pari passu (equally and ratably) in right of payment to all of our and the guarantors’ existing and future senior debt, including existing and future senior debt under our existing or any future senior secured credit agreement (including the term loan borrowings under our existing senior secured credit facility, any obligations under our existing revolving credit facility and all other borrowings and obligations under our credit agreement), (2) effectively senior in right of payment to our and such guarantors’ existing and future senior unsecured debt, including our 11.00% senior notes due 2031 to the extent of the value of the collateral, (3) effectively junior to our and the guarantors’ future secured debt, secured by assets that do not constitute collateral, to the extent of the value of the collateral securing such debt, (4) senior in right of payment to our and such guarantors’ other existing and future subordinated debt and (5) structurally subordinated to all existing and future indebtedness and other liabilities of our subsidiaries that do not guarantee the 8.00% senior secured notes due 2028.

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

The following tables present summarized unaudited financial information on a combined basis for B&G Foods and each of the guarantor subsidiaries described above after elimination of (1) intercompany transactions and balances among B&G Foods and the guarantor subsidiaries and (2) investments in any subsidiary that is a non-guarantor (in thousands):

	July 4,	January 3,
	2026	2026
Current assets(1)	$1,132,649	$652,802
Non-current assets	2,091,500	2,027,967
Current liabilities(2)	$772,691	$227,742
Non-current liabilities	2,215,923	2,157,385
(1)	Current assets includes amounts due from non-guarantor subsidiaries of $46.3 million and $50.4 million as of July 4, 2026 and January 3, 2026, respectively.
(2)	Current liabilities includes amounts due to non-guarantor subsidiaries of $54.6 million and $26.8 million as of July 4, 2026 and January 3, 2026, respectively.

	Twenty-six Weeks Ended
	July 4,	June 28,
	2026	2025
Net sales	$724,507	$788,529
Gross profit	166,536	160,539
Operating income	19,646	42,416
Loss before income taxes	(51,619)	(28,775)
Net loss	$(40,256)	$(20,111)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Changes in interest rates impact our fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas for variable rate debt, a change in the interest rates will impact interest expense and cash flows. At July 4, 2026, we had $1,783.6 million of fixed rate debt and $772.1 million of variable rate debt. During the third quarter of 2026, we redeemed all $509.3 million principal amount of our 5.25% senior notes due 2027. See Note 19, “Subsequent Events” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report.

Based upon our principal amount of long-term debt outstanding at July 4, 2026, a hypothetical 1.0% increase or decrease in interest rates would have affected our annual interest expense by approximately $7.7 million.

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

4.1

Indenture, dated as of June 10, 2026, among B&G Foods, Inc., the Guarantors (as defined therein), and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 11.00% senior notes due 2031 (Filed as Exhibit 4.1 to B&G Foods’ Current Report on Form 8-K filed on June 10, 2026, and incorporated by reference herein).

4.2	Form of 11.00% senior notes due 2031 (included in Exhibit 4.1)

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

101

The following unaudited financial information from B&G Foods’ Quarterly Report on Form 10-Q for the quarter ended July 4, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive (Loss) Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2026, formatted in iXBRL and contained in Exhibit 101.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 12, 2026	B&G FOODS, INC.

	By:	/s/ Bruce C. Wacha
Bruce C. Wacha Executive Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Authorized Officer)