Form 10-Q
period 2026-10-03
B&G Foods, Inc.
filed 2026-11-10
CIK 1278027

As filed with the Securities and Exchange Commission on November 10, 2026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 3, 2026 or

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

As of November 5, 2026, the registrant had 81,140,774 shares of common stock, par value $0.01 per share, issued and outstanding.

B&G Foods, Inc. and Subsidiaries

- i -

Forward-Looking Statements

This report includes forward-looking statements, including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The words “believes,” “belief,” “expects,” “projects,” “intends,” “anticipates,” “assumes,” “could,” “should,” “estimates,” “potential,” “seek,” “predict,” “may,” “will” or “plans” and similar references to future periods are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by any forward-looking statements. We believe important factors that could cause actual results to differ materially from our expectations include the following:

●	our substantial leverage, which may impact our ability, among other things, to fund capital expenditures, working capital needs, dividend payments and acquisitions, and to obtain refinancing or additional financing;
●	our ability to comply with the ratios or tests under our long-term debt agreements, including the maximum consolidated leverage ratio and minimum consolidated interest coverage ratio under our credit agreement, which may be affected not only by our operating performance but also by events beyond our control, including prevailing economic, financial and industry conditions, and changes in interest rates;
●	the effects of international trade disputes, tariffs, quotas, and other import or export restrictions on our procurement, sales and operations (including U.S. tariffs imposed or threatened to be imposed on China, Canada, Mexico and other countries and retaliatory actions taken or threatened to be taken by such countries);
●	the effects of rising costs for and/or decreases in the supply of commodities, ingredients, packaging, other raw materials, distribution and labor;
●	crude oil prices and their impact on distribution, packaging and energy costs;
●	our ability to successfully implement sales price increases and cost-saving measures to offset any cost increases;
●	intense competition, changes in consumer preferences, demand for our products and local economic and market conditions;
●	our continued ability to promote brand equity successfully, to anticipate and respond to new consumer trends, to develop new products and markets, to broaden brand portfolios in order to compete effectively with lower priced products and in markets that are consolidating at the retail and manufacturing levels and to improve productivity;
●	the ability of our company and our supply chain partners to continue to operate manufacturing facilities, distribution centers and other work locations without material disruption, and to procure ingredients, packaging and other raw materials when needed despite disruptions in the supply chain or labor shortages;
●	the impact pandemics or disease outbreaks may have on our business, including among other things, our supply chain, our manufacturing operations, our workforce and customer and consumer demand for our products;
●	our ability to recruit and retain senior management and a highly skilled and diverse workforce at our corporate offices, manufacturing facilities and other work locations in a competitive labor market and amid changing employee expectations as to fair compensation, an inclusive and diverse workplace, flexible working and other matters;
●	the risks associated with the possible expansion of our business through acquisitions or reduction in size through divestitures;
●	our possible inability to successfully complete divestitures of non-core businesses, including a possible divestiture of our Green Giant and Le Sieur frozen and shelf-stable businesses in Canada, to sharpen our focus, improve our margins, reduce costs and reduce our long-term debt, and, if completed, our possible inability to achieve the expected margin improvements, cost savings and debt reduction;
●	our possible inability to identify new acquisitions or to integrate recent or future acquisitions, including the College Inn and Kitchen Basics acquisition, or our failure to realize anticipated revenue enhancements, cost savings or other synergies from recent or future acquisitions;

- ii -

●	our ability to successfully complete the integration of recent or future acquisitions into our enterprise resource planning (ERP) system;
●	tax reform and legislation, including the effects of the U.S. Tax Cuts and Jobs Act and the One Big Beautiful Bill Act, and any future tax reform or legislation;
●	our ability to access the credit markets and our borrowing costs and credit ratings, which may be influenced by credit markets generally and the credit ratings of our competitors;
●	unanticipated expenses, including, without limitation, litigation or legal settlement expenses;
●	the effects of currency movements of the Canadian dollar and the Mexican peso as compared to the U.S. dollar;
●	future impairments of our goodwill, other intangible assets, and tangible assets, such as property, plant, equipment or inventory, which impairments may be triggered if our operating results for any of our brands deteriorate at rates in excess of our current projections, our market capitalization declines or discount rates change, even if due to macroeconomic factors, or may be triggered by divestitures, if divestiture proceeds are less than the book value of the assets being divested;
●	our ability to protect information systems against, or effectively respond to, a cybersecurity incident, other disruption or data leak;
●	our ability to successfully implement our sustainability initiatives and achieve our sustainability goals, and changes to environmental laws and regulations;
●	our ability to successfully adopt and utilize new technologies, such as artificial intelligence, including machine learning and generative artificial intelligence;
●	other factors that affect the food industry generally, including:
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
●	other factors discussed elsewhere in this report and in our other public filings with the Securities and Exchange Commission (SEC), including under Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K filed with the SEC on March 3, 2026, and Part II, Item 1A, “Risk Factors,” in this report.

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

- iii -

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

B&G Foods, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	October 3,	January 3,
	2026	2026
Assets
Current assets:
Cash and cash equivalents	$61,743	$56,293
Trade accounts receivable, net	165,957	140,699
Inventories	424,607	420,766
Assets held for sale	52,911	51,343
Prepaid expenses and other current assets	44,194	53,380
Income tax receivable	23,191	17,337
Total current assets	772,603	739,818

Property, plant and equipment, net of accumulated depreciation of $479,450 and $484,809 as of October 3, 2026 and January 3, 2026, respectively	224,440	253,433
Operating lease right-of-use assets	48,256	50,983
Goodwill	548,939	543,812
Other intangible assets, net	1,224,591	1,190,974
Other assets	43,738	45,890
Deferred income taxes	9,742	9,885
Total assets	$2,872,309	$2,834,795

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$164,201	$107,669
Accrued expenses	79,674	78,436
Current portion of operating lease liabilities	14,703	16,697
Current portion of long-term debt	4,500	4,500
Income tax payable	857	343
Dividends payable	7,708	15,196
Total current liabilities	271,643	222,841

Long-term debt, net of current portion	2,035,354	1,945,576
Deferred income taxes	164,103	167,951
Long-term operating lease liabilities, net of current portion	36,149	34,636
Other liabilities	10,419	10,866
Total liabilities	2,517,668	2,381,870
Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value per share. Authorized 125,000,000 shares; 81,140,774 and 79,977,050 shares issued and outstanding as of October 3, 2026 and January 3, 2026, respectively	811	800
Additional paid-in capital	—	—
Accumulated other comprehensive income	9,854	15,045
Retained earnings	343,976	437,080
Total stockholders’ equity	354,641	452,925
Total liabilities and stockholders’ equity	$2,872,309	$2,834,795

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 3,	September 27,	October 3,	September 27,
	2026	2025	2026	2025
Net sales	$459,782	$439,304	$1,251,993	$1,289,131
Cost of goods sold	350,845	340,291	983,532	1,013,049
Gross profit	108,937	99,013	268,461	276,082

Operating expenses:
Selling, general and administrative expenses	51,280	44,615	142,058	140,945
Amortization expense	4,524	5,083	13,366	15,301
Impairment of intangible assets	40,700	26,000	40,700	26,000
(Gain) loss on sales of assets	—	(15,513)	36,282	(2,867)
(Gain) impairment on assets held for sale	(1,800)	27,800	(1,800)	27,800
Operating income	14,233	11,028	37,855	68,903

Other expenses (income):
Interest expense, net	44,784	37,297	119,086	110,835
Other income	(1,531)	(1,201)	(4,568)	(3,549)
Loss before income tax benefit	(29,020)	(25,068)	(76,663)	(38,383)
Income tax expense (benefit)	3,494	(5,926)	(7,624)	(10,304)
Net loss	$(32,514)	$(19,142)	$(69,039)	$(28,079)

Weighted average shares outstanding:
Basic	81,189	79,994	80,853	79,675
Diluted	81,189	79,994	80,853	79,675

Loss per share:
Basic	$(0.40)	$(0.24)	$(0.85)	$(0.35)
Diluted	$(0.40)	$(0.24)	$(0.85)	$(0.35)

Cash dividends declared per share	$0.095	$0.190	$0.380	$0.570

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 3,	September 27,	October 3,	September 27,
	2026	2025	2026	2025
Net loss	$(32,514)	$(19,142)	$(69,039)	$(28,079)

Other comprehensive (loss) income:
Foreign currency translation adjustments	(2,971)	72	(4,452)	9,943
Pension loss, net of tax	(252)	(87)	(739)	(230)
Other comprehensive (loss) income	(3,223)	(15)	(5,191)	9,713
Comprehensive loss	$(35,737)	$(19,157)	$(74,230)	$(18,366)

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

As of October 3, 2026

(In thousands, except share and per share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Income	Earnings	Equity
Balance at January 3, 2026	79,977,050	$800	$—	$15,045	$437,080	$452,925
Foreign currency translation	—	—	—	(1,462)	—	(1,462)
Change in pension benefit (net of $78 of income taxes)	—	—	—	(234)	—	(234)
Net loss	—	—	—	—	(32,544)	(32,544)
Share-based compensation	—	—	2,606	—	—	2,606
Issuance of common stock for share-based compensation	1,384,496	14	(1,525)	—	—	(1,511)
Cancellation of restricted stock for tax withholding upon vesting	(186,482)	(2)	(950)	—	—	(952)
Cancellation of restricted stock upon forfeiture	(8,063)	—	—	—	—	—
Dividends declared on common stock, $0.190 per share	—	—	(131)	—	(15,293)	(15,424)
Balance at April 4, 2026	81,167,001	$812	$—	$13,349	$389,243	$403,404
Foreign currency translation	—	—	—	(19)	—	(19)
Change in pension benefit (net of $84 of income taxes)	—	—	—	(253)	—	(253)
Net loss	—	—	—	—	(3,981)	(3,981)
Share-based compensation	—	—	3,674	—	—	3,674
Issuance of common stock for share-based compensation	257,830	3	(2)	—	—	1
Cancellation of restricted stock for tax withholding upon vesting	(8,206)	—	(37)	—	—	(37)
Cancellation of restricted stock upon forfeiture	(139,730)	(2)	1	—	—	(1)
Dividends declared on common stock, $0.095 per share	—	—	(3,636)	—	(4,086)	(7,722)
Balance at July 4, 2026	81,276,895	$813	$—	$13,077	$381,176	$395,066
Foreign currency translation	—	—	—	(2,971)	—	(2,971)
Change in pension benefit (net of $85 of income taxes)	—	—	—	(252)	—	(252)
Net loss	—	—	—	—	(32,514)	(32,514)
Share-based compensation	—	—	3,934	—	—	3,934
Issuance of common stock for share-based compensation	134,408	1	(2)	—	—	(1)
Cancellation of restricted stock for tax withholding upon vesting	(259,473)	(3)	(910)	—	—	(913)
Cancellation of restricted stock upon forfeiture	(11,056)	—	—	—	—	—
Dividends declared on common stock, $0.095 per share	—	—	(3,022)	—	(4,686)	(7,708)
Balance at October 3, 2026	81,140,774	$811	$—	$9,854	$343,976	$354,641

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

As of September 27, 2025

(In thousands, except share and per share data)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at December 28, 2024	79,144,800	$791	$—	$(4,743)	$528,759	$524,807
Foreign currency translation	—	—	—	514	—	514
Change in pension benefit (net of $19 of income taxes)	—	—	—	(56)	—	(56)
Net income	—	—	—	—	835	835
Share-based compensation	—	—	2,892	—	—	2,892
Issuance of common stock for share-based compensation	767,569	8	(8)	—	—	—
Cancellation of restricted stock for tax withholding upon vesting	(111,762)	(1)	(736)	—	—	(737)
Cancellation of restricted stock upon forfeiture	(2,719)	—	—	—	—	—
Dividends declared on common stock, $0.190 per share	—	—	(2,148)	—	(13,013)	(15,161)
Balance at March 29, 2025	79,797,888	$798	$—	$(4,285)	$516,581	$513,094
Foreign currency translation	—	—	—	9,357	—	9,357
Change in pension benefit (net of $28 of income taxes)	—	—	—	(87)	—	(87)
Net loss	—	—	—	—	(9,772)	(9,772)
Share-based compensation	—	—	4,041	—	—	4,041
Issuance of common stock for share-based compensation	222,003	2	(2)	—	—	—
Cancellation of restricted stock for tax withholding upon vesting	(49)	—	—	—	—	—
Cancellation of restricted stock upon forfeiture	(4,517)	—	—	—	—	—
Dividends declared on common stock, $0.190 per share	—	—	(4,039)	—	(11,164)	(15,203)
Balance at June 28, 2025	80,015,325	$800	$—	$4,985	$495,645	$501,430
Foreign currency translation	—	—	—	72	—	72
Change in pension benefit (net of $29 of income taxes)	—	—	—	(87)	—	(87)
Net loss	—	—	—	—	(19,142)	(19,142)
Share-based compensation	—	—	3,819	—	—	3,819
Cancellation of restricted stock for tax withholding upon vesting	(35,057)	—	(155)	—	—	(155)
Cancellation of restricted stock upon forfeiture	(3,218)	—	—	—	—	—
Dividends declared on common stock, $0.190 per share	—	—	(3,664)	—	(11,532)	(15,196)
Balance at September 27, 2025	79,977,050	$800	$—	$4,970	$464,971	$470,741

See Notes to Consolidated Financial Statements.

B&G Foods, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Thirty-nine Weeks Ended
	October 3,	September 27,
	2026	2025
Cash flows from operating activities:
Net loss	$(69,039)	$(28,079)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	43,947	50,124
Amortization of operating lease right-of-use assets	14,331	15,004
Amortization of deferred debt financing costs and bond discount	5,187	4,937
Deferred income taxes	(3,543)	(13,801)
Impairment of intangible assets	40,700	26,000
(Gain) impairment on assets held for sale	(1,800)	27,800
Impairment of property, plant and equipment	172	2,994
Loss on sales and disposals of property, plant and equipment	5,734	1,029
Loss (gain) on sales of assets	36,282	(2,867)
Loss (gain) on extinguishment of debt	1,127	(2,754)
Share-based compensation expense	9,954	10,604
Changes in assets and liabilities:
Trade accounts receivable	(25,856)	14,761
Inventories	(75,445)	(95,531)
Prepaid expenses and other current assets	8,250	(4,601)
Income tax receivable/payable, net	(5,501)	(2,176)
Other assets	1,674	(1,755)
Trade accounts payable	58,481	53,194
Accrued expenses	(13,658)	(47,806)
Other liabilities	(1,431)	(1,127)
Net cash provided by operating activities	29,566	5,950

Cash flows from investing activities:
Capital expenditures	(17,752)	(22,860)
Proceeds from sales of assets and property, plant and equipment	61,437	69,939
Payments for acquisition of businesses, net of cash acquired	(109,655)	—
Net cash (used in) provided by investing activities	(65,970)	47,079

Cash flows from financing activities:
Redemptions and repurchases of senior notes	(509,310)	(37,817)
Proceeds from issuance of senior notes	475,000	—
Repayments of borrowings under term loan facility	(3,375)	(3,375)
Repayments of borrowings under revolving credit facility	(40,000)	(120,000)
Borrowings under revolving credit facility	180,000	165,000
Dividends paid	(38,341)	(45,402)
Payments of tax withholding on behalf of employees for net share settlement of share-based compensation	(3,415)	(893)
Payments of debt financing costs	(18,413)	(882)
Net cash provided by (used in) financing activities	42,146	(43,369)

Effect of exchange rate fluctuations on cash and cash equivalents	(292)	662
Net increase in cash and cash equivalents	5,450	10,322

Cash and cash equivalents at beginning of period	56,293	50,583
Cash and cash equivalents at end of period	$61,743	$60,905

Supplemental disclosures of cash flow information:
Cash interest payments	$120,182	$132,168
Cash income tax payments, net of refunds	$1,418	$6,060
Non-cash investing and financing transactions:
Dividends declared and not yet paid	$7,708	$15,196
Accruals related to purchases of property, plant and equipment	$1,263	$2,979
Right-of-use assets obtained in exchange for new operating lease liabilities	$22,475	$6,207

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

We have four reportable segments (also referred to as business units):

(1)	Specialty, which includes, among others, our Crisco, Clabber Girl, Bear Creek, Polaner, Underwood, B&G, Grandma’s, New York Style, Baker’s Joy, Regina, TrueNorth, Static Guard, SugarTwin and Brer Rabbit brands and included the Don Pepino and Sclafani brands until our divestiture of those brands on May 23, 2025 and the B&M and Joan of Arc brands until our divestiture of those brands on October 13, 2026;
(2)	Meals, which includes, among others, our Ortega, Cream of Wheat, College Inn, Maple Grove Farms, Las Palmas, Kitchen Basics, Victoria, Mama Mary’s, Spring Tree, Carey’s, McCann’s and Vermont Maid brands;
(3)	Frozen & Vegetables, which primarily includes (1) our frozen vegetable manufacturing operation in Mexico which, following the sale of our Green Giant U.S. frozen business on March 2, 2026, co-manufactures frozen vegetable products for the acquirer of our Green Giant U.S. frozen business and (2) our Green Giant and Le Sieur brands in Canada, and included the Green Giant U.S. frozen and Le Sueur brands in the United States until our divestitures of those brands on March 2, 2026 and on August 1, 2025, respectively; and
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

Basis of Presentation

The accompanying unaudited consolidated interim financial statements for the thirteen and thirty-nine week periods ended October 3, 2026 (third quarter and first three quarters of 2026) and September 27, 2025 (third quarter and first three quarters of 2025) have been prepared by our company in accordance with generally accepted accounting

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

principles in the United States (GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and include the accounts of B&G Foods, Inc. and its subsidiaries. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, our management believes, to the best of its knowledge, that the disclosures herein are adequate to make the information presented not misleading. All intercompany balances and transactions have been eliminated. The accompanying unaudited consolidated interim financial statements contain all adjustments that are, in the opinion of management, necessary to present fairly our consolidated financial position as of October 3, 2026, and the results of our operations, comprehensive loss, changes in stockholders’ equity and cash flows for the third quarter and first three quarters of 2026 and 2025. Our results of operations for the third quarter and first three quarters of 2026 are not necessarily indicative of the results to be expected for the full year. We have evaluated subsequent events for disclosure through the date of issuance of the accompanying unaudited consolidated interim financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for fiscal 2025 filed with the SEC on March 3, 2026 (which we refer to as our 2025 Annual Report on Form 10-K).

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

Accounting Standards Adopted in Fiscal 2026 or Fiscal 2025

In December 2023, the Financial Accounting Standards Board (FASB) issued a new Accounting Standards Update (ASU) that requires improved disclosures related to the tax rate reconciliation and income taxes paid. This ASU requires companies to reconcile the income tax expense attributable to continuing operations to the statutory federal income tax rate applied to pre-tax income from continuing operations. This ASU became effective in fiscal 2025 and we elected to apply the guidance prospectively. The adoption of this ASU did not have a material impact on our consolidated financial statements. See Note 9, “Income Taxes.”

In July 2025, the FASB issued a new ASU that provides certain entities with an additional practical expedient and an accounting policy election for estimating expected credit losses on current accounts receivable and current contract assets arising from revenue transactions. This ASU became effective in the first quarter of 2026. The adoption of this ASU did not have a material impact on our consolidated financial statements. Our credit losses have historically been infrequent and immaterial.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

On an actual basis, the College Inn and Kitchen Basics acquisition, which was completed on March 19, 2026, contributed for the third quarter of 2026, $29.0 million of our aggregate $459.8 million of consolidated net sales, and $6.9 million of pre-tax income, compared to our aggregate pre-tax loss of $29.0 million, and contributed for the first three quarters of 2026, $45.1 million of our aggregate $1,252.0 million of consolidated net sales, and $11.3 million of pre-tax income, compared to our aggregate pre-tax loss of $76.7 million. The College Inn and Kitchen Basics acquisition was not material to our consolidated results of operations or financial position and, therefore, pro forma financial information is not presented.

B&M and Joan of Arc Divestiture

On October 13, 2026, we completed the sale of the B&M brand of baked beans and brown bread and the Joan of Arc brand of kidney, chili and other canned beans to McCall Farms, Inc. We refer to this divestiture as the “B&M and Joan of Arc divestiture.” The sale price was $8.0 million, subject to closing and post-closing adjustments based upon inventory at closing.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

Inventories consist of the following, as of the dates indicated (in thousands):

	October 3, 2026	January 3, 2026
Raw materials and packaging	$107,830	$83,427
Work-in-process	32,240	68,351
Finished goods	284,537	268,988
Inventories	$424,607	$420,766

As of October 3, 2026 and January 3, 2026, $70.2 million and $70.4 million, respectively, of inventories related to a possible Green Giant Canada divestiture are included in assets held for sale and are not included in the table above. See Note 18, “Assets Held for Sale.”

(5)	Goodwill and Other Intangible Assets

The carrying amounts of goodwill and other intangible assets, as of the dates indicated, consist of the following (in thousands):

	October 3, 2026			January 3, 2026
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Finite-Lived Intangible Assets
Trademarks	$6,800	$6,082	$718	$6,800	$5,742	$1,058
Customer relationships	367,416	236,338	131,078	353,607	223,338	130,269
Total finite-lived intangible assets	$374,216	$242,420	$131,796	$360,407	$229,080	$131,327

Indefinite-Lived Intangible Assets
Goodwill			$548,939			$543,812
Trademarks			1,092,795			1,059,647
Total indefinite-lived intangible assets			$1,641,734			$1,603,459

Total goodwill and other intangible assets			$1,773,530			$1,734,786

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

As of October 3, 2026 and January 3, 2026, $6.3 million of indefinite-lived intangible trademark assets and $3.1 million of finite-lived intangible customer relationship assets related to a possible Green Giant Canada divestiture are included in assets held for sale and are not included in the table above. See Note 18, “Assets Held for Sale.”

The changes in the carrying amount of goodwill by reporting unit for the first three quarters of 2026 were as follows (in thousands):

	Specialty	Meals	Frozen & Vegetables	Spices & Flavor Solutions	Total
Balance as of January 3, 2026	$219,359	$143,020	$—	$181,433	$543,812
Currency translation	(255)	—	—	—	(255)
College Inn and Kitchen Basics acquisition	—	5,382	—	—	5,382
Balance as of October 3, 2026	$219,104	$148,402	$—	$181,433	$548,939

The changes in the carrying amount of indefinite-lived trademark intangible assets by reporting unit for the first three quarters of 2026 were as follows (in thousands):

	Specialty	Meals	Frozen & Vegetables	Spices & Flavor Solutions	Total
Balance as of January 3, 2026	$593,074	$193,764	$—	$272,809	$1,059,647
Currency translation	(552)	—	—	—	(552)
College Inn and Kitchen Basics acquisition	—	74,400	—	—	74,400
Impairment	(40,700)	—	—	—	(40,700)
Balance as of October 3, 2026	$551,822	$268,164	$—	$272,809	$1,092,795

Amortization expense associated with finite-lived intangible assets was $4.5 million and $13.4 million for the third quarter and first three quarters of 2026, respectively, and $5.1 million and $15.3 million for the third quarter and first three quarters of 2025, respectively, and is recorded in operating expenses. We expect to recognize an additional $4.5 million of amortization expense associated with our finite-lived intangible assets during the remainder of fiscal 2026, and thereafter $13.2 million in fiscal 2027, $12.0 million in fiscal 2028, $11.8 million in each of fiscal 2029 and fiscal 2030, and $11.7 million in fiscal 2031.

We did not recognize any impairment charges for goodwill for the first three quarters of 2026 and for the first three quarters of 2025. If, however, future revenues and contributions to our operating results for any of our brands or operating segments, including any recently impaired brands and any newly acquired brands, deteriorate, at rates in excess of our current projections, we may be required to record additional non-cash impairment charges to certain intangible assets, including trademarks and goodwill. In addition, any significant decline in our market capitalization or changes in discount rates, even if due to macroeconomic factors, could increase the risk of impairments of goodwill or other indefinite-lived intangible assets of any of our operating segments. A determination that all or a portion of our goodwill or indefinite-lived intangible assets are impaired, although a non-cash charge to operations, could have a material adverse effect on our business, consolidated financial condition and results of operations.

During the third quarter of 2026, we identified an impairment of the B&M and Joan of Arc indefinite-lived trademark intangible assets in connection with the then-proposed sale of the related businesses to McCall Farms, Inc. We performed an interim impairment assessment and determined that the carrying values of the trademarks exceeded their estimated fair values (which were based primarily on the negotiated transaction value for the businesses). As a result, we recorded pre-tax, non-cash impairment charges of $40.7 million consisting of $30.4 million and $10.3 million related to the indefinite-lived intangible trademark assets of the B&M and Joan of Arc brands, respectively, during the third quarter of 2026 in connection with our divestiture of those brands during the fourth quarter of 2026. B&M and Joan of Arc are part of the Specialty segment. These charges, which reflect partial impairments of each brand, were recorded in “Impairment of intangible assets” in our consolidated statement of operations.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

During the second and third quarters of 2026, the publicly quoted share price of our common stock declined significantly, resulting in our market capitalization that fell below, and, as of October 3, 2026, remained below, our consolidated stockholders’ equity. We assessed whether this decline constituted a triggering event requiring goodwill impairment testing for our three goodwill-carrying reporting units (Meals, Specialty and Spices and Flavor Solutions), and indefinite-lived intangible assets. We concluded that no triggering event had occurred as of the end of the third quarter of 2026. While our market capitalization was below book value at quarter-end, we believe this condition was attributable to multiple factors, including investor reaction to the reduction in our quarterly dividend, evaluation of our post-divestiture performance, the transition in senior leadership, uncertainty surrounding oil prices, tariffs and inflation, and uncertainty surrounding a possible divestiture of Green Giant Canada, the assets of which are classified as held for sale within our Frozen & Vegetables reporting unit. We considered, among other factors, our operating performance and cash flow expectations, forecasts and budgets, changes in valuation assumptions and the sustained decline in our market capitalization and concluded that it was not more likely than not that the fair value of any reporting unit was below its carrying amount. The Frozen & Vegetables reporting unit does not carry goodwill.

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

In the third quarter of 2025, we determined that a portion of the Frozen & Vegetables reporting unit met the criteria for held for sale classification. We reclassified $75.6 million of inventories, $6.3 million of indefinite-lived trademark intangible assets and $3.1 million of finite-lived customer relationship intangible assets related to Green Giant Canada within the Frozen & Vegetables reporting unit to assets held for sale. We then measured the assets held for sale at the lower of their carrying value or fair value less the estimated costs to sell, and recorded pre-tax, non-cash impairment charges of $27.8 million during the third quarter of 2025. See Note 18, “Assets Held for Sale.”

For a further discussion of our annual impairment testing of goodwill and indefinite-lived intangible assets (trademarks), see Note 2(g), “Summary of Significant Accounting Policies—Goodwill and Other Intangible Assets” to our 2025 Annual Report on Form 10-K.

(6)	Long-Term Debt

Long-term debt consists of the following, as of the dates indicated (in thousands):

	October 3, 2026	January 3, 2026
Revolving credit loans due 2028	$355,000	$215,000
Tranche B term loans due 2029	441,000	444,375
5.25% senior notes due 2027(1)	—	509,310
8.00% senior secured notes due 2028	799,315	799,315
11.00% senior notes due 2031	475,000	—
Unamortized deferred debt financing costs	(16,261)	(13,486)
Unamortized discount	(14,200)	(4,438)
Total long-term debt, net of unamortized deferred debt financing costs and discount	2,039,854	1,950,076
Current portion of long-term debt	(4,500)	(4,500)
Long-term debt, net of unamortized deferred debt financing costs and discount, and excluding current portion	$2,035,354	$1,945,576
(1)	During the third quarter of 2026, we redeemed all $509.3 million principal amount of our 5.25% senior notes due 2027.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

As of October 3, 2026, the aggregate contractual maturities of long-term debt were as follows (in thousands):

Aggregate Contractual Maturities(1)
Fiscal year:
2026 remaining	$1,125
2027	4,500
2028	1,157,690
2029	432,000
2030	—
Thereafter	475,000
Total	$2,070,315
(1)	Fiscal years 2026 to 2029 also reflect amortization payments per calendar quarter of 0.25% of the original principal amount of our tranche B term loans due 2029.

Senior Secured Credit Agreement. Our senior secured credit agreement includes a term loan facility and a revolving credit facility.

Our tranche B term loans bear interest based on alternative rates that we may choose, including a base rate per annum plus an applicable margin of 2.50%, and SOFR plus an applicable margin of 3.50%. As of October 3, 2026, the weighted average interest rate on our tranche B term loans was 7.40%. The tranche B term loans are subject to amortization at the rate of 0.25% of the original principal amount per calendar quarter with the balance due and payable on the maturity date. The tranche B term loans mature on October 10, 2029.

Interest under the revolving credit facility, including any outstanding letters of credit, is determined based on alternative rates that we may choose in accordance with the credit agreement, including a base rate per annum plus an applicable margin ranging from 0.50% to 1.00%, and SOFR plus an applicable margin ranging from 1.50% to 2.00%, in each case depending on our consolidated leverage ratio (as defined in the credit agreement). On July 1, 2025, we amended our credit agreement to, among other things, reduce the revolving credit facility commitments from $475.0 million to $430.0 million. Proceeds of the revolving credit facility may be used for general corporate purposes, including acquisitions of targets in the same or a similar line of business as our company, subject to specified criteria. The revolving credit facility matures on December 16, 2028. As of October 3, 2026, the weighted average interest rate on our revolving credit loans was 5.89%. As of October 3, 2026, the available borrowing capacity under the revolving credit facility, net of outstanding letters of credit of $19.9 million, was $55.1 million.

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

We are also required to maintain a consolidated interest coverage ratio (defined as the ratio, determined on a pro forma basis, of our adjusted EBITDA (before share-based compensation) for any period of four consecutive fiscal quarters to our consolidated interest expense for such period payable in cash) of at least 1.75 to 1.00. As of October 3, 2026, we were in compliance with all of the covenants, including the financial covenants, in the credit agreement.

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

5.25% Senior Notes due 2027. During the third quarter of 2026, we used the net proceeds of our recently completed offering of $475.0 million aggregate principal amount of 11.00% senior notes due 2031, together with borrowings under our revolving credit facility and cash on hand, to redeem all $509.3 million aggregate principal amount of our 5.25% senior notes due 2027. The redemption price was equal to 100.0% of the aggregate principal amount outstanding plus accrued and unpaid interest to, but excluding, the July 4, 2026 redemption date. Because July 4, 2026 was a bank holiday, the redemption payment was not due or paid by us until July 6, 2026. As a result of the redemption of our 5.25% senior notes due 2027, we recognized a loss on extinguishment of debt of $1.1 million during the third quarter of 2026.

8.00% Senior Secured Notes due 2028. Interest on the 8.00% senior secured notes due 2028 is payable on March 15 and September 15 of each year. The 8.00% senior secured notes due 2028 will mature on September 15, 2028, unless earlier retired or redeemed as described below.

We may redeem some or all of the 8.00% senior secured notes due 2028 at a redemption price of 102.00% of the principal amount prior to September 15, 2027 and 100.00% on or after September 15, 2027, in each case plus accrued and unpaid interest to (but not including) the date of redemption. In addition, if we undergo a change of control, we may be required to offer to repurchase the 8.00% senior secured notes due 2028 at 101.00% of the aggregate principal amount, plus accrued and unpaid interest to (but not including) the date of repurchase. Upon certain asset dispositions we may be required to offer to purchase a portion of the 8.00% senior secured notes due 2028 at 100.00% of the aggregate principal amount, plus accrued and unpaid interest to (but not including) the date of repurchase.

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

The indenture governing the 8.00% senior secured notes due 2028 contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of certain liens; certain sale-leaseback transactions; certain asset sales; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates. Each of the covenants is subject to a number of important exceptions and qualifications. As of October 3, 2026, we were in compliance with all of the covenants in the indenture governing the 8.00% senior secured notes due 2028.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

are pari passu in right of payment to all of our and the guarantors’ existing and future unsecured senior debt; and are senior in right of payment to all of our and the guarantors’ future subordinated debt. Our foreign subsidiaries are not guarantors, and any future foreign or partially owned domestic subsidiaries will not be guarantors, of the 11.00% senior notes due 2031.

The indenture governing the 11.00% senior notes due 2031 contains covenants with respect to us and the guarantors and restricts the incurrence of additional indebtedness and the issuance of capital stock; the payment of dividends or distributions on, and redemption of, capital stock; a number of other restricted payments, including certain investments; creation of certain liens; certain sale-leaseback transactions; certain asset sales; fundamental changes, including consolidation, mergers and transfers of all or substantially all of our assets; and specified transactions with affiliates. Each of the covenants is subject to a number of important exceptions and qualifications. Further, the indenture provides for customary events of default, which include, among others, non-payment of principal or interest, breach of other agreements in the indenture, failure to pay certain other indebtedness, failure of certain guarantees to be enforceable, failure to pay certain final judgments, and certain events of bankruptcy or insolvency. As of October 3, 2026, we were in compliance with all of the covenants in the indenture governing the 11.00% senior notes due 2031.

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

Accrued Interest. At October 3, 2026 and January 3, 2026, accrued interest of $21.0 million and $28.4 million, respectively, is included in accrued expenses in the accompanying unaudited consolidated balance sheets.

Gain or Loss on Extinguishment of Debt. As a result of the redemption of our 5.25% senior notes due 2027, we recognized a loss on extinguishment of debt of $1.1 million during the third quarter of 2026.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The carrying values and fair values of our revolving credit loans, term loans, senior notes and senior secured notes as of October 3, 2026 and January 3, 2026 were as follows (in thousands):

	October 3, 2026				January 3, 2026
	Carrying Value		Fair Value		Carrying Value		Fair Value
Revolving credit loans	$355,000		$355,000	(1)	$215,000		$215,000	(1)
Tranche B term loans due 2029	437,979	(2)	417,175	(3)	440,726	(2)	424,199	(3)
5.25% senior notes due 2027	—	(4)	—	(4)	509,310		495,941	(3)
8.00% senior secured notes due 2028	798,723	(5)	750,800	(3)	798,526	(5)	786,548	(3)
11.00% senior notes due 2031	$464,413	(6)	$363,403	(3)	$—		$—
(1)	Fair values are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.
(2)	The carrying value of the tranche B term loans includes a discount. At October 3, 2026 and January 3, 2026, the face amount of the tranche B term loans was $441.0 million and $444.4 million, respectively.
(3)	Fair values are estimated based on quoted market prices.
(4)	During the third quarter of 2026, we redeemed all $509.3 million principal amount of our 5.25% senior notes due 2027.
(5)	The carrying value of the 8.00% senior secured notes due 2028 includes a discount. At October 3, 2026 and January 3, 2026, the face amount of the 8.00% senior secured notes due 2028 was $799.3 million.
(6)	The carrying value of the 11.00% senior notes due 2031 includes a discount. At October 3, 2026, the face amount of the 11.00% senior notes due 2031 was $475.0 million. The 11.00% senior notes due 2031 were issued on June 10, 2026.

There was no Level 3 activity for recurring fair value measurements during the third quarter or first three quarters of 2026 or 2025. Non-recurring Level 3 fair value measurements were related to impairment testing performed during the third quarter of 2026 and 2025, as further described below.

During the third quarter of 2026, we identified an impairment of the B&M and Joan of Arc indefinite-lived trademark intangible assets in connection with the then-proposed sale of the related businesses. We performed an interim impairment assessment and determined that the carrying values of the trademarks exceeded their estimated fair values (which were based primarily on the negotiated transaction value for the businesses). As a result, we recorded pre-tax, non-cash impairment charges of $40.7 million consisting of $30.4 million and $10.3 million related to the indefinite-lived intangible trademark assets of the B&M and Joan of Arc brands, respectively, during the third quarter of 2026 in connection with our divestiture of those brands during the fourth quarter of 2026.

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

See Note 5, “Goodwill and Other Intangible Assets,” for additional information about non-recurring fair value measurements, including a description of our impairment analysis for goodwill and indefinite-lived intangible assets.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(8)	Accumulated Other Comprehensive Income

The reclassifications from accumulated other comprehensive income (AOCI) for the third quarter and first three quarters of 2026 and 2025 were as follows (in thousands):

	Amounts Reclassified from AOCI		Amounts Reclassified from AOCI		Affected Line Item in
	Thirteen Weeks Ended		Thirty-nine Weeks Ended		the Statement Where
	October 3,	September 27,	October 3,	September 27,	Net Loss
Details about AOCI Components	2026	2025	2026	2025	is Presented
Defined benefit pension plan items
Amortization of unrecognized gain	$(337)	$(116)	$(986)	$(306)	See (1) below
Accumulated other comprehensive gain before tax	(337)	(116)	(986)	(306)	Total before tax
Tax expense	85	29	247	76	Income tax expense (benefit)
Total reclassification	$(252)	$(87)	$(739)	$(230)	Net of tax
(1)	These items are included in the computation of net periodic pension cost. See Note 11, “Pension Benefits,” for additional information.

Changes in AOCI for the first three quarters of 2026 were as follows (in thousands):

		Foreign Currency
	Defined Benefit	Translation
	Pension Plan Items	Adjustments	Total
Balance at January 3, 2026	$24,153	$(9,108)	$15,045
Other comprehensive loss before reclassifications	—	(4,452)	(4,452)
Amounts reclassified from AOCI	(739)	—	(739)
Net current period other comprehensive loss	(739)	(4,452)	(5,191)
Balance at October 3, 2026	$23,414	$(13,560)	$9,854

(9)	Income Taxes

Income tax provisions for interim periods are based on an estimated annual income tax rate, adjusted for discrete tax items, with any changes affecting the estimated annual effective tax rate recorded in the interim period in which the change occurs. We determined that the estimated annual effective tax rate method would provide a reliable estimate of our overall annual effective tax rate.

Our effective tax rate was negative 12.0% and 9.9% for the third quarter and first three quarters of 2026, respectively. During the third quarter of 2026, we recognized net discrete tax benefits of $3.2 million, primarily related to the tax effects of the impairment of indefinite-lived intangible trademarks, partially offset by a Section 163(j) of the Internal Revenue Code of 1986 adjustment. During the first three quarters of 2026, we recognized net discrete tax benefits totaling $12.4 million, primarily related to $8.9 million of net tax benefits associated with the Green Giant U.S. Frozen divestiture, $3.0 million of net tax benefits related to the impairment of indefinite-lived intangible trademarks partially offset by a Section 163(j) of the Internal Revenue Code adjustment, a $0.8 million tax benefit related to a return-to-provision adjustment in Mexico, and other miscellaneous tax benefits, partially offset by $2.3 million of tax expense related to stock-based compensation. We expect to recognize an increase of approximately $18.4 million in our valuation allowance for fiscal 2026, inclusive of discrete items.

Our effective tax rate was 23.6% and 26.8% for the third quarter and first three quarters of 2025. Our effective tax rate of 26.8% for the first three quarters of 2025 was primarily due to a lower pre-tax loss relative to the tax benefits recognized during the first three quarters of 2025. This was primarily driven by non-recurring net discrete tax benefits totaling $13.7 million, consisting of $18.8 million of discrete tax benefits, net of $5.1 million of discrete tax expenses. The discrete tax benefits of $18.8 million included $13.2 million related to the impairment of indefinite-lived intangible trademarks and assets held for sale associated with Green Giant Canada, $3.1 million related to the loss on the Don Pepino divestiture, $2.1 million related to a pre-transition loss under Section 987 of the Internal Revenue Code, representing the cumulative unrecognized foreign exchange loss related to our primary operating subsidiary in Canada, and other tax benefits. These benefits were partially offset by discrete tax expenses totaling $5.1 million, primarily related to the gain on the Le Sueur U.S. divestiture, stock-based compensation and rate changes.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(10)Stockholders’ Equity

Omnibus Incentive Compensation Plan. As of October 3, 2026, 2,916,449 shares of common stock remained available for issuance under the Omnibus Plan. See Note 16, “Share-Based Payments.”

(11)	Pension Benefits

Company-Sponsored Defined Benefit Pension Plans. As of October 3, 2026, we had four company-sponsored defined benefit pension plans covering approximately 21% of our employees. Three of these defined benefit pension plans are for the benefit of certain of our union employees and one is for the benefit of salaried and certain hourly employees. The benefits in the salaried and hourly plan are based on each employee’s years of service and compensation, as defined. Newly hired employees are no longer eligible to participate in any of our four company-sponsored defined benefit pension plans. Net periodic pension benefit for our four company-sponsored defined benefit pension plans for the third quarter and first three quarters of 2026 and 2025 includes the following components (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 3,	September 27,	October 3,	September 27,
	2026	2025	2026	2025
Service cost—benefits earned during the period	$1,000	$1,068	$2,993	$3,234
Interest cost on projected benefit obligation	2,119	2,049	6,358	6,160
Expected return on plan assets	(3,313)	(3,134)	(9,940)	(9,403)
Amortization of unrecognized gain	(337)	(116)	(986)	(306)
Net periodic pension benefit	$(531)	$(133)	$(1,575)	$(315)

During the first three quarters of 2026, we contributed $1.5 million to our company-sponsored defined benefit pension plans. During the first three quarters of 2025, we did not make any contributions to our company-sponsored defined benefit pension plans.

Multi-Employer Defined Benefit Pension Plan. In connection with the closure and sale of our Portland, Maine manufacturing facility, we withdrew from participation in a multi-employer defined benefit pension plan during the fourth quarter of 2021. As a result, we are required to make monthly withdrawal liability payments to the plan over 20 years. These payments amount to approximately $0.9 million on an annual basis beginning March 1, 2022. As of October 3, 2026, the present value of the remaining payments was approximately $11.3 million and is reflected as a liability on our unaudited consolidated balance sheet.

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

During the third quarter of 2025, we made the final payment related to our only finance lease. As of October 3, 2026, we do not have any finance lease right-of-use assets or finance lease liabilities remaining on our consolidated balance sheet.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Operating leases are included in the accompanying unaudited consolidated balance sheets in the following line items (in thousands):

	October 3,	January 3,
	2026	2026
Operating lease right-of-use assets	48,256	50,983

Operating lease liabilities:
Current portion of operating lease liabilities	$14,703	$16,697
Long-term operating lease liabilities, net of current portion	36,149	34,636
Total operating lease liabilities	$50,852	$51,333

During the second quarter of 2025, we entered into an operating lease agreement for our new corporate headquarters in Parsippany, New Jersey. The lease had not yet commenced as of January 3, 2026 and therefore the operating lease right-of-use assets and the operating lease liabilities were not recorded on our consolidated balance sheet as of January 3, 2026, but were recorded as of October 3, 2026. This operating lease commenced during the first quarter of 2026, with a lease term of 15.67 years and total undiscounted lease payments of $27.3 million.

The following table shows supplemental information related to our leases (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 3,	September 27,	October 3,	September 27,
	2026	2025	2026	2025
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$4,816	$5,149	$14,490	$15,353
Cash paid for amounts included in the measurement of finance lease liabilities	$—	$183	$—	$732

The components of operating lease costs were as follows:
Cost of goods sold	$2,953	$3,359	$9,178	$9,878
Selling, general and administrative expenses	1,799	1,708	5,153	5,126
Total operating lease costs	$4,752	$5,067	$14,331	$15,004

The components of finance lease costs were as follows:
Depreciation of finance right-of-use assets	$—	$245	$—	$773
Interest on finance lease liabilities	—	1	—	6
Total finance lease costs	$—	$246	$—	$779

Total net lease costs	$4,752	$5,313	$14,331	$15,783

Total rent expense was $5.6 million, including the operating lease costs of $4.8 million stated above, for the third quarter of 2026, and $16.5 million, including the operating lease costs of $14.3 million stated above, for the first three quarters of 2026. Total rent expense was $5.4 million, including the operating lease costs of $5.1 million stated above, for the third quarter of 2025, and $16.1 million, including the operating lease costs of $15.0 million stated above, for the first three quarters of 2025.

Because our operating leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We have lease agreements that contain both lease and non-lease components. With the exception of our real estate leases, we account for our leases as a single lease component.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The following table shows the weighted average lease term and weighted average discount rate for our operating lease right-of-use assets:

	October 3,	January 3,
	2026	2026
Weighted average remaining lease term (years)	7.4	4.5
Weighted average discount rate	5.20%	4.35%

As of October 3, 2026, the maturities of operating lease liabilities were as follows (in thousands):

Maturities of Operating Lease Liabilities
Fiscal year:
2026 remaining	$4,902
2027	15,685
2028	10,075
2029	5,256
2030	3,138
Thereafter	24,182
Total undiscounted future minimum lease payments	63,238
Less: Imputed interest	(12,386)
Total present value of future lease liabilities	$50,852

(13)	Commitments and Contingencies

Legal Proceedings. We are from time to time involved in various claims and legal actions arising in the ordinary course of business, including proceedings involving product liability claims, product labeling claims, workers’ compensation and other employee claims, and tort and other general liability claims, as well as trademark, copyright, patent infringement and related claims and legal actions. While we cannot predict with certainty the results of these claims and legal actions in which we are currently, or in the future may be, involved, we do not expect that the ultimate disposition of any currently pending claims or actions will have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Environmental. We are subject to environmental laws and regulations in the normal course of business. We did not make any material expenditures during the first three quarters of 2026 or 2025 in order to comply with environmental laws and regulations. Based on our experience to date, management believes that the future cost of compliance with existing environmental laws and regulations (and liability for any known environmental conditions) will not have a material adverse effect on our consolidated financial position, results of operations or liquidity. However, we cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted, nor can we predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to such environmental claims.

Collective Bargaining Agreements. As of October 3, 2026, 1,153 of our 2,242 employees, or approximately 51.4%, were covered by collective bargaining agreements.

As of the date of this report, only two of our collective bargaining agreements are scheduled to expire in the next twelve months. The collective bargaining agreement for our Terre Haute, Indiana facility, which covers approximately 94 employees, is scheduled to expire on March 30, 2027, and the collective bargaining agreement for our Cincinnati, Ohio facility, which covers approximately 111 employees, is scheduled to expire on April 30, 2027.

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

During the third quarter of 2026, we recorded separation costs of $5.3 million for retirement and other benefits payable pursuant to the terms of a retirement agreement and general release entered into on August 7, 2026 with our former president and chief executive officer. Of this amount, $2.8 million represents share-based compensation expense related to the accelerated vesting of restricted stock and the continued eligibility to earn a pro rata number of shares of common stock in respect of performance shares that may vest at the end of fiscal 2026, 2027 and 2028, subject to our company’s achievement of applicable performance goals. The remaining $2.5 million relates to cash payments and other benefits payable over approximately one year.

(14)	Earnings (Loss) per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding plus all additional shares of common stock that would have been outstanding if potentially dilutive shares of common stock had been issued upon the exercise of stock options or in connection with performance shares that may be earned under long-term incentive awards as of the grant date, in the case of the stock options, and as of the beginning of the period, in the case of the performance shares, using the treasury stock method. During periods in which we report a net loss, diluted loss per share is the same as basic loss per share because potentially dilutive shares of common stock are excluded from the calculation as their effect would have been antidilutive.

The table below shows weighted average common shares outstanding for the third quarter and first three quarters of 2026 and the third quarter and first three quarters of 2025, respectively:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 3,	September 27,	October 3,	September 27,
	2026	2025	2026	2025
Weighted average common shares outstanding:
Basic	81,189,180	79,993,674	80,853,300	79,674,856
Net effect of potentially dilutive share-based compensation awards(1)	—	—	—	—
Diluted	81,189,180	79,993,674	80,853,300	79,674,856

(1)	For the third quarter and first three quarters of 2026 and the third quarter and first three quarters of 2025, there are no potentially dilutive share-based compensation awards included in the calculation of diluted weighted average common shares outstanding, as their effect would have been antidilutive.
(15)	Business and Credit Concentrations and Geographic Information

Our exposure to credit losses in the event of non-payment of accounts receivable by customers is estimated and reflected in our allowance for doubtful accounts. We perform ongoing credit evaluations of the financial condition of our customers. Our top ten customers accounted for approximately 59.3% and 63.5% of consolidated net sales for the first three quarters of 2026 and 2025, respectively. Other than Walmart, which accounted for approximately 28.9% and 31.1% of our consolidated net sales for the first three quarters of 2026 and 2025, respectively, no single customer accounted for more than 10.0% of our consolidated net sales for the first three quarters of 2026 or 2025. Walmart is a customer for all four of our operating segments.

Our top ten customers accounted for approximately 64.6% and 68.0% of our consolidated trade accounts receivable as of October 3, 2026 and January 3, 2026, respectively. Other than Walmart, which accounted for approximately 28.9% and 39.0% of our consolidated trade accounts receivable as of October 3, 2026 and January 3, 2026, no single customer accounted for more than 10.0% of our consolidated trade accounts receivable.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

As of October 3, 2026, we do not believe we have any significant concentration of credit risk with respect to our consolidated trade accounts receivables with any single customer whose failure or nonperformance would materially affect our results other than as described above with respect to Walmart.

During the first three quarters of 2026 and 2025, our sales to customers in foreign countries represented approximately 13.4% and 9.1%, respectively, of net sales. Our foreign sales are primarily to customers in Canada.

Our long-lived assets (including right-of-use assets and net property, plant and equipment) located outside of the United States represented approximately 6.6% and 7.1% of our total long-lived assets as of October 3, 2026 and January 3, 2026, respectively.

(16)	Share-Based Payments

The following table details our stock option activity for the first three quarters of fiscal 2026 (dollars in thousands, except per share data):

		Weighted	Weighted Average
		Average	Contractual Life	Aggregate
	Options	Exercise Price	Remaining (Years)	Intrinsic Value
Outstanding at January 3, 2026	2,106,193	$20.33	6.56	$20
Granted	1,089,111	$3.50
Exercised	—	$—
Forfeited	—	$—
Expired	(662,251)	$22.00
Outstanding at October 3, 2026	2,533,053	$12.65	7.15	$—
Exercisable at October 3, 2026	1,443,942	$19.56	5.14	$—

The fair value of the options was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following assumptions. Expected volatility was based on both historical and implied volatilities of our common stock over the estimated expected term of the award. The expected term of the options granted represents the period of time that options were expected to be outstanding and is generally based on the “simplified method” in accordance with accounting guidance. We generally utilize the simplified method to determine the expected term of the options as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The risk-free interest rate for the expected term of options is based on the U.S. Treasury implied yield at the date of grant. The assumptions used in the Black-Scholes option-pricing model for options granted during the first three quarters of 2026 and 2025 were as follows:

	2026	2025
Weighted average grant date fair value	$0.70	$0.41
Expected volatility	52.27% - 54.90%	53.77%
Expected term	5.5 years - 5.7 years	5.5 years
Risk-free interest rate	1.7% - 4.5%	4.1%
Dividend yield	9.5% - 11.2%	18.3%

The following table details the activity in our performance share long-term incentive awards (LTIAs) for the first three quarters of 2026:

		Weighted Average
	Number of	Grant Date Fair Value
	Performance Shares(1)	(per share)(2)
Outstanding at January 3, 2026	4,378,111	$7.69
Granted	3,688,942	$2.65
Vested	(743,341)	$13.00
Forfeited	(2,048,114)	$4.79
Outstanding at October 3, 2026	5,275,598	$4.55
(1)	Solely for purposes of this table, the number of performance shares is based on the participants earning the maximum number of performance shares, which in many cases is up to 300% of the target number of performance shares.
(2)	The fair value of the awards was determined based upon the closing price of our common stock on the applicable measurement dates (i.e., the deemed grant dates for accounting purposes), reduced by the present value of expected dividends using the risk-free interest rate, as the award holders are not entitled to dividends or dividend equivalents during the vesting period.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The following table details the activity in our restricted stock for the first three quarters of 2026:

		Weighted Average
	Number of Shares	Grant Date Fair Value
	of Restricted Stock	(per share)(1)
Outstanding at January 3, 2026	1,055,670	$8.58
Granted	1,083,155	$4.91
Vested	(1,012,952)	$7.81
Forfeited	(158,849)	$6.26
Outstanding at October 3, 2026	967,024	$5.65
(1)	The fair value of the awards was determined based upon the closing price of our common stock on the applicable measurement dates (i.e., the deemed grant dates for accounting purposes).

The following table details the number of shares of common stock issued by our company during the third quarter and first three quarters of 2026 and 2025 upon the vesting of performance share LTIAs, the exercise of stock options, the issuance of restricted stock and other share-based compensation net of cancellations:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 3,	September 27,	October 3,	September 27,
	2026	2025	2026	2025
Number of performance shares vested	—	—	743,341	—
Shares withheld for tax withholding	—	—	(291,997)	—
Shares of common stock issued for performance share LTIAs	—	—	451,344	—
Shares of common stock issued to non-employee directors for annual equity grants	—	—	242,235	222,003
Shares of restricted common stock issued to employees	134,408	—	1,083,155	767,569
Shares of restricted stock withheld and cancelled for tax withholding upon vesting	(259,473)	(35,057)	(454,161)	(146,868)
Shares of restricted stock cancelled upon forfeiture	(11,056)	(3,218)	(158,849)	(10,454)
Net shares of common stock issued	(136,121)	(38,275)	1,163,724	832,250

The following table sets forth the compensation expense recognized for share-based payments (performance share LTIAs, restricted stock, stock options, non-employee director stock grants and other share-based payments) during the third quarter and first three quarters of 2026 and 2025 and where that expense is reflected in our consolidated statements of operations (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 3,	September 27,	October 3,	September 27,
Consolidated Statements of Operations Location	2026	2025	2026	2025
Compensation expense included in cost of goods sold	$279	$409	$1,117	$1,233
Compensation expense included in selling, general and administrative expenses	3,897	3,641	8,837	9,371
Total compensation expense for share-based payments	$4,176	$4,050	$9,954	$10,604

As of October 3, 2026, there was $4.6 million of unrecognized compensation expense related to performance share LTIAs, which is expected to be recognized over the next 2.3 years, $4.1 million of unrecognized compensation expense related to restricted stock, which is expected to be recognized over the next 2.5 years, and $0.6 million of unrecognized compensation expense related to stock options, which is expected to be recognized over the next 2.2 years.

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

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

We define segment adjusted expenses as cost of goods sold and other expenses incurred by our business segments to run day-to-day operations. We define segment adjusted EBITDA as segment net sales less segment adjusted expenses. Segment adjusted expenses and segment adjusted EBITDA exclude unallocated corporate items, depreciation and amortization, acquisition/divestiture-related and non-recurring expenses, impairment of intangible assets, goodwill, property, plant and equipment, and assets held for sale, gains and losses on sales of assets and sales and disposals of property, plant and equipment, interest expense, and income tax expense or benefit. Unallocated corporate items consist of centrally managed corporate functions, including selling, marketing, procurement, centralized administrative functions, insurance, and other similar expenses not directly tied to segment operating performance. Depreciation and amortization expenses are neither maintained nor available by reporting unit, as our manufacturing, warehouse, and distribution activities are centrally managed. These items that are centrally managed at the corporate level, and therefore excluded from the measures of segment adjusted expenses and segment adjusted EBITDA, are reviewed by our CODM. Our CODM also compares segment net sales and segment adjusted EBITDA to performance-based compensation metrics to assess the performance of each segment and utilizes this review to allocate resources, make investment decisions, and deploy assets. Expenses that are managed centrally but can be attributed to a segment, such as warehousing and transportation expenses, are generally allocated to segments based on net sales. Information about total assets by operating segment is not provided to or reviewed by our CODM.

Our reportable segment results were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 3,	September 27,	October 3,	September 27,
	2026	2025	2026	2025
Segment net sales:
Specialty	$163,039	$150,526	$422,740	$419,785
Meals	140,608	109,966	358,213	320,187
Frozen & Vegetables	54,458	77,398	172,681	259,506
Spices & Flavor Solutions	101,677	101,414	298,359	289,653
Total segment net sales	459,782	439,304	1,251,993	1,289,131

Segment adjusted expenses:
Specialty	129,151	112,802	339,018	315,891
Meals	110,830	86,087	282,677	245,589
Frozen & Vegetables	48,726	73,223	163,567	259,534
Spices & Flavor Solutions	68,928	75,015	204,783	212,866
Total segment adjusted expenses	357,635	347,127	990,045	1,033,880

Segment adjusted EBITDA:
Specialty	33,888	37,724	83,722	103,894
Meals	29,778	23,879	75,536	74,598
Frozen & Vegetables	5,732	4,175	9,114	(28)
Spices & Flavor Solutions	32,749	26,399	93,576	76,787
Total segment adjusted EBITDA	$102,147	$92,177	$261,948	$255,251

Unallocated corporate expenses	$20,299	$21,770	$62,063	$67,726
Depreciation and amortization	14,442	16,570	43,947	50,124
Acquisition/divestiture-related and non-recurring expenses	12,620	3,195	32,427	9,993
Impairment of intangible assets	40,700	26,000	40,700	26,000
Impairment of property, plant and equipment, net	—	—	172	2,994
(Gain) loss on sales of assets	—	(15,513)	36,282	(2,867)
(Gain) impairment on assets held for sale	(1,800)	27,800	(1,800)	27,800
Loss on sales and disposals of property, plant and equipment	122	126	5,734	1,029
Interest expense, net	44,784	37,297	119,086	110,835
Income tax expense (benefit)	3,494	(5,926)	(7,624)	(10,304)
Net loss	$(32,514)	$(19,142)	$(69,039)	$(28,079)

(18)Assets Held for Sale

On October 24, 2025, we entered into an agreement to sell our Green Giant and Le Sieur frozen and shelf-stable product lines in Canada to Nortera Foods Inc. On October 5, 2026, the asset purchase agreement was terminated by mutual agreement of the parties. Under the terms of the asset purchase agreement, either party was entitled to terminate the agreement if regulatory approval under the Competition Act (Canada) had not been obtained by September 24, 2026.

B&G Foods, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

The required approval had not been obtained by that date and, therefore, the conditions to closing were not satisfied. As a result of the termination, the asset purchase agreement is no longer in effect and we will continue to own and operate Green Giant Canada and focus on executing our strategic and operating plans. Nortera Foods will continue to serve as the primary co-manufacturer for Green Giant Canada. We refer to our Green Giant and Le Sieur frozen and shelf-stable product lines in Canada as “Green Giant Canada” and any possible future divestiture of Green Giant Canada as the “Green Giant Canada divestiture.”

Despite the termination of the asset purchase agreement, our management has concluded that the Green Giant Canada assets continue to meet the accounting requirements to be classified as held for sale as of October 3, 2026. Our company remains committed to a plan to sell these assets, continues to pursue a sale and believes that a sale is probable and will be completed within one year. However, there can be no assurance as to the timing or ultimate completion of a sale.

During the third quarter of 2026, we recorded a gain of approximately $1.8 million related to the Green Giant Canada assets held for sale. The gain resulted from a change in the estimated fair value of the Green Giant Canada assets held for sale less the estimated cost to sell those assets. Assets held for sale are remeasured quarterly.

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

The following table sets forth the assets held for sale at October 3, 2026 relating to a possible Green Giant Canada divestiture (in thousands):

October 3, 2026
Inventories	$70,195
Trademarks - indefinite-lived intangible assets	6,292
Customer relationships - finite-lived intangible assets	3,124
Assets held for sale before impairments	79,611
Cumulative net impairments of assets held for sale	(26,700)
Assets held for sale	$52,911

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Forward-Looking Statements” before Part I of this report and elsewhere in this report. The following discussion should be read in conjunction with the unaudited consolidated interim financial statements and related notes for the thirteen and thirty-nine weeks ended October 3, 2026 (third quarter and first three quarters of 2026) included elsewhere in this report and the audited consolidated financial statements and related notes for the fiscal year ended January 3, 2026 (fiscal 2025) included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 3, 2026 (which we refer to as our 2025 Annual Report on Form 10-K).

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

Since 1996, we have successfully acquired and integrated more than 45 brands or businesses into our company. Most recently, on March 19, 2026, we completed the acquisition of the broth and stock business of Del Monte Foods Corporation II Inc. and its affiliates, including the College Inn and Kitchen Basics brands. We refer to this acquisition as the “College Inn and Kitchen Basics acquisition.” This acquisition has been accounted for using the acquisition method of accounting and, accordingly, the assets acquired and liabilities assumed and results of operations of the acquired business are included in our consolidated financial statements from the date of acquisition. This acquisition and the application of the acquisition method of accounting affect comparability between periods.

In addition, in an attempt to sharpen focus, improve margins and reduce our long-term debt, we have been reshaping our portfolio through select divestitures. For example, on October 13, 2026, we completed the sale of the B&M brand of baked beans and brown bread and the Joan of Arc brand of kidney, chili and other canned beans to McCall Farms, Inc. On March 2, 2026, we completed the sale of the Green Giant U.S. frozen business to Seneca Foods Corporation. On August 1, 2025, we completed the sale of the Le Sueur U.S. shelf-stable vegetable brand to McCall Farms. On May 23, 2025, we completed the sale of the Don Pepino and Sclafani brands of pizza and spaghetti sauces, crushed tomatoes, tomato puree and whole peeled tomatoes to Violet Foods LLC. In this report, we refer to these divestitures as the “B&M and Joan of Arc divestiture,” the “Green Giant U.S. frozen divestiture,” the “Le Sueur U.S. divestiture,” and the “Don Pepino divestiture,” respectively. These divestitures affect, or will affect, comparability between periods.

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

We experienced material net cost increases for raw materials during the last several years due to a number of factors. Raw material costs remained elevated in fiscal 2025 and the first three quarters of 2026 and we anticipate that certain raw material costs will remain elevated during at least the remainder of fiscal 2026. We are currently locked into our supply and prices for a majority of our most significant raw material commodities through at least the end of fiscal 2026.

In recent years, we have been negatively impacted by industry-wide increases in the cost of distribution, primarily driven by increased freight rates. We attempt to offset all or a portion of these increases through list price increases, trade spend reductions and cost savings initiatives. Although freight rates began to moderate in 2023, freight rates remained elevated during fiscal 2025 and the first three quarters of 2026, and, due in part to ongoing geopolitical conflicts, and related disruptions to global energy markets and shipping, we expect freight rates to remain elevated through the remainder of fiscal 2026 and into fiscal 2027.

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

During the past several years, our cost-saving measures and sales price increases have not been sufficient to fully offset increases in our raw material, ingredient, packaging and distribution costs.

Trade and Regulatory Uncertainty. Beginning in 2025, the United States imposed significant new tariffs on imports from numerous countries, including Canada, Mexico and China, and certain countries imposed or threatened retaliatory measures. In February 2026, the U.S. Supreme Court held that the International Emergency Economic Powers Act (IEEPA) does not authorize the President to impose tariffs, invalidating tariffs imposed under IEEPA. Other tariffs imposed under separate statutory authorities remain in effect, and the U.S. government may impose new or increased tariffs under other available statutory authorities. We have received refunds from the U.S. government for certain tariffs previously paid, and we may be required to reimburse certain customers for a portion of tariff refunds we receive to the extent we increased prices to those customers directly attributable to such tariffs. U.S. trade policy and the trade policies of other countries remain subject to change, and additional tariffs, trade restrictions or retaliatory measures could be imposed in the future.

Existing or future tariffs, trade restrictions or retaliatory measures could increase the cost of raw materials and finished goods, including spices for our Spices & Flavor Solutions business unit, such as garlic, primarily sourced from China, and black pepper, primarily sourced from Vietnam, as well as steel cans and lids used for certain of our products. Our attempts to offset cost increases through increases in the prices we charge for certain of our products may not be successful and may result in reduced sales volume.

If we are unable to offset increased costs or experience significant sales volume declines, our business, consolidated financial position, results of operations or liquidity could be materially adversely affected. Although most of the Green Giant vegetable products that we sell to customers in Canada are grown and produced in Canada, retaliatory measures or “buy Canadian” campaigns could adversely affect our sales in Canada of products that are not produced in Canada. Tariffs and other trade restrictions could also adversely affect the U.S. national or regional economies, contribute to inflation or an economic downturn, and otherwise adversely affect our business, consolidated financial position, results of operations or liquidity. The extent and duration of tariffs, trade restrictions and retaliatory measures, and their resulting impact on general economic conditions and our business, remain uncertain and depend on various factors, including U.S. trade policy, the responses of other countries or regions, exemptions or exclusions that may be granted, the availability and cost of alternative sources of supply and demand for our products.

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

Fluctuations in Currency Exchange Rates. Our foreign sales are primarily to customers in Canada. Our sales to Canada are generally denominated in Canadian dollars and our sales for export to other countries are generally denominated in U.S. dollars. During the first three quarters of 2026 and 2025, our net sales to customers in foreign countries represented approximately 13.4% and 9.1%, respectively, of our total net sales. We also purchase certain raw materials from foreign suppliers. For example, we purchase a significant majority of our maple syrup requirements from suppliers in Québec, Canada. These purchases are made in Canadian dollars. A weakening of the U.S. dollar against the Canadian dollar would significantly increase our costs relating to the production of our maple syrup products to the extent we have not purchased Canadian dollars or otherwise entered into a currency hedging arrangement in advance of any such weakening of the U.S. dollar. These increased costs would not be fully offset by the positive impact the change in the relative strength of the Canadian dollar versus the U.S. dollar would have on our net sales in Canada. Our purchases of raw materials from other foreign suppliers are generally denominated in U.S. dollars, with one exception being certain purchases of raw materials in Mexico that are denominated in Mexican pesos.

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

One Big Beautiful Bill Act

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the U.S. Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. Tax law changes that impacted us in fiscal 2025 and the first three quarters of 2026, and will continue to impact us in future years, include changes relating to the timing of certain tax deductions, including depreciation expense, R&D expenditures and interest expense. The OBBBA allows for 100% bonus depreciation to be taken on eligible assets, the option to immediately expense domestic R&D expenditures as well as accelerate the deduction of previously capitalized expenses, and restores the earnings before interest, taxes, depreciation and amortization (EBITDA) calculation for purposes of determining interest limitations. We implemented certain changes in fiscal 2025 and the first three quarters of 2026 related to the interest deduction limitation, bonus depreciation and the immediate expensing of R&D expenses. The OBBBA did not have a material impact on our effective income tax rate, results of operations, financial condition or liquidity for fiscal 2025 or the first three quarters of 2026. See Note 9, “Income Taxes.”

Results of Operations

The following table sets forth the percentages of net sales represented by selected items for the third quarter and first three quarters of 2026 and 2025 reflected in our consolidated statements of operations. The comparisons of financial results are not necessarily indicative of future results:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 3,	September 27,	October 3,	September 27,
	2026	2025	2026	2025
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	76.3%	77.5%	78.6%	78.6%
Gross profit	23.7%	22.5%	21.4%	21.4%

Operating expenses:
Selling, general and administrative expenses	11.2%	10.2%	11.3%	10.9%
Amortization expense	0.9%	1.2%	1.0%	1.2%
Impairment of intangible assets	8.9%	5.8%	3.3%	2.0%
(Gain) loss on sales of assets	—%	(3.5)%	2.9%	(0.2)%
(Gain) impairment on assets held for sale	(0.4)%	6.3%	(0.1)%	2.2%
Operating income	3.1%	2.5%	3.0%	5.3%

Other expenses (income):
Interest expense, net	9.7%	8.5%	9.5%	8.6%
Other income	(0.3)%	(0.3)%	(0.4)%	(0.3)%
Loss before income tax benefit	(6.3)%	(5.7)%	(6.1)%	(3.0)%
Income tax expense (benefit)	0.8%	(1.3)%	(0.6)%	(0.8)%
Net loss	(7.1)%	(4.4)%	(5.5)%	(2.2)%

As used in this section, the terms listed below have the following meanings:

Net Sales. Our net sales represents gross sales of products shipped to customers plus amounts charged to customers for shipping and handling, less cash discounts, coupon redemptions, slotting fees and trade promotional spending, including marketing development funds.

Gross Profit. Our gross profit is equal to our net sales less cost of goods sold. The primary components of our cost of goods sold are cost of internally manufactured products, purchases of finished goods from co-packers, and a portion of our warehousing expenses plus freight costs to our distribution centers and to our customers.

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

Loss (Gain) on Sales of Assets. Loss (gain) on sales of assets includes the loss recognized on the Green Giant U.S. frozen divestiture during the first quarter of 2026, the gain recognized on the Le Sueur U.S. divestiture during the third quarter of 2025 and the loss recognized on the Don Pepino divestiture during the second quarter of 2025.

(Gain) Impairment on Assets Held for Sale. (Gain) impairment on assets held for sale includes pre-tax, non-cash impairment charges to assets held for sale for Green Giant Canada, and a gain resulting from a change in the estimated fair value less cost to sell the disposal group, which represents a partial recovery of the impairment previously recognized on the assets held for sale.

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

A reconciliation of net sales to base business net sales for the third quarter and first three quarters of 2026 and 2025 follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 3,	September 27,	October 3,	September 27,
	2026	2025	2026	2025
Net sales	$459,782	$439,304	$1,251,993	$1,289,131
Net sales from acquisitions(1)	(29,014)	—	(45,118)	—
Net sales from discontinued or divested brands(2)	86	(54,134)	(32,176)	(192,783)
Net sales from Green Giant U.S. frozen co-manufacturing agreement(3)	(26,257)	—	(58,719)	—
Base business net sales	$404,597	$385,170	$1,115,980	$1,096,348
(1)	For the third quarter and first three quarters of 2026, reflects net sales from the College Inn and Kitchen Basics acquisition, for which there is no comparable period of net sales during the third quarter and first three quarters of 2025. The College Inn and Kitchen Basics acquisition was completed on March 19, 2026.
(2)	For the third quarter and first three quarters of 2026, reflects net sales of the Green Giant U.S. frozen vegetable brand through the date of the divestiture. For the third quarter and first three quarters of 2025, reflects net sales of the Green Giant U.S. frozen vegetable brand, which was divested on March 2, 2026, and net sales of the Le Sueur U.S. shelf-stable vegetable brand, which was divested on August 1, 2025. For the first three quarters of 2025, also reflects net sales of the Don Pepino and Sclafani brands, which were divested on May 23, 2025.
(3)	For the third quarter and first three quarters of 2026, reflects net sales of our co-manufacturing agreement with Seneca Foods Corporation pursuant to which we are continuing to produce for Seneca Foods Corporation certain Green Giant frozen vegetable products at our frozen vegetable manufacturing facility in Irapuato, Mexico, which was not included as part of the Green Giant U.S. frozen divestiture and for which there is no comparable period of net sales during the third quarter and first three quarters of 2025.

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

Management believes that it is useful to eliminate these items because it allows management to focus on what it deems to be a more reliable indicator of ongoing operating performance and our ability to generate cash flow from operations. We use EBITDA and adjusted EBITDA in our business operations to, among other things, evaluate our operating performance, develop budgets and measure our performance against those budgets, determine employee bonuses and evaluate our cash flows in terms of cash needs. We also present EBITDA and adjusted EBITDA because we believe they are useful indicators of our historical debt capacity and ability to service debt and because covenants in our credit agreement, our senior secured notes indenture and our senior notes indenture contain ratios based on these measures. As a result, reports used by internal management during monthly operating reviews feature the EBITDA and adjusted EBITDA metrics. However, management uses these metrics in conjunction with traditional GAAP operating performance and liquidity measures as part of its overall assessment of our operating performance, cash needs and ability to service debt, and therefore does not place undue reliance on these measures.

EBITDA and adjusted EBITDA are not recognized terms under GAAP and do not purport to be alternatives to operating income (loss), net income (loss) or any other GAAP measure as indicators of operating performance. EBITDA and adjusted EBITDA are not measures of cash flows in accordance with GAAP and should not be considered as alternatives to net cash provided by operating activities or any other measure of liquidity determined in accordance with GAAP. EBITDA and adjusted EBITDA do not reflect our company’s cash requirements for debt service, working capital, capital expenditures, acquisitions, income taxes or dividends. Rather, management believes EBITDA and adjusted EBITDA may provide useful information regarding our company’s ability to fund these cash requirements. EBITDA and adjusted EBITDA are not complete measures of our company’s profitability because they do not include certain costs and expenses and gains and losses described above. Because not all companies use identical calculations, our company’s presentation of EBITDA and adjusted EBITDA may not be comparable to similarly titled measures used by other companies. However, management believes EBITDA and adjusted EBITDA can be useful in evaluating our company’s performance relative to peer companies because these measures provide users with additional insight into key components of our company’s results determined in accordance with GAAP.

Reconciliations of net loss and net cash (used in) provided by operating activities to EBITDA and adjusted EBITDA for the third quarter and first three quarters of 2026 and 2025 along with the components of EBITDA and adjusted EBITDA follow (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 3,	September 27,	October 3,	September 27,
	2026	2025	2026	2025
Net loss	$(32,514)	$(19,142)	$(69,039)	$(28,079)
Income tax expense (benefit)	3,494	(5,926)	(7,624)	(10,304)
Interest expense, net(1)(2)(3)	44,784	37,297	119,086	110,835
Depreciation and amortization	14,442	16,570	43,947	50,124
EBITDA	30,206	28,799	86,370	122,576
Acquisition/divestiture-related and non-recurring expenses(4)	12,620	3,195	32,427	9,993
Impairment of intangible assets(5)	40,700	26,000	40,700	26,000
Impairment of property, plant and equipment(6)	—	—	172	2,994
(Gain) loss on sales of assets(7)	—	(15,513)	36,282	(2,867)
(Gain) impairment on assets held for sale(8)	(1,800)	27,800	(1,800)	27,800
Loss on sales and disposals of property, plant and equipment(9)	122	126	5,734	1,029
Adjusted EBITDA	$81,848	$70,407	$199,885	$187,525

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 3,	September 27,	October 3,	September 27,
	2026	2025	2026	2025
Net cash (used in) provided by operating activities	$(28,451)	$(64,618)	$29,566	$5,950
Income tax expense (benefit)	3,494	(5,926)	(7,624)	(10,304)
Interest expense, net(1)(2)(3)	44,784	37,297	119,086	110,835
(Loss) gain on extinguishment of debt(1)	(1,127)	681	(1,127)	2,754
Impairment of intangible assets(5)	(40,700)	(26,000)	(40,700)	(26,000)
Impairment of property, plant and equipment(6)	—	—	(172)	(2,994)
Gain (loss) on sales of assets(7)	—	15,513	(36,282)	2,867
Gain (impairment) on assets held for sale(8)	1,800	(27,800)	1,800	(27,800)
Loss on sales and disposals of property, plant and equipment(9)	(122)	(126)	(5,734)	(1,029)
Deferred income taxes	(3,381)	(4,702)	3,543	13,801
Amortization of deferred debt financing costs and bond discount	(2,030)	(1,782)	(5,187)	(4,937)
Share-based compensation expense	(4,176)	(4,050)	(9,954)	(10,604)
Changes in assets and liabilities, net of effects of business combinations	60,115	110,312	39,155	70,037
EBITDA	30,206	28,799	86,370	122,576
Acquisition/divestiture-related and non-recurring expenses(4)	12,620	3,195	32,427	9,993
Impairment of intangible assets(5)	40,700	26,000	40,700	26,000
Impairment of property, plant and equipment(6)	—	—	172	2,994
(Gain) loss on sales of assets(7)	—	(15,513)	36,282	(2,867)
(Gain) impairment on assets held for sale(8)	(1,800)	27,800	(1,800)	27,800
Loss on sales and disposals of property, plant and equipment(9)	122	126	5,734	1,029
Adjusted EBITDA	$81,848	$70,407	$199,885	$187,525

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

A reconciliation of net loss to adjusted net income and adjusted diluted earnings per share for the third quarter and first three quarters of 2026 and 2025 along with the components of adjusted net income and adjusted diluted earnings per share follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 3,	September 27,	October 3,	September 27,
	2026	2025	2026	2025
Net loss	$(32,514)	$(19,142)	$(69,039)	$(28,079)
Loss (gain) on extinguishment of debt(1)	1,127	(681)	1,127	(2,754)
Accelerated amortization of deferred debt financing costs(2)	—	289	—	588
Debt financing costs(3)	—	28	—	28
Acquisition/divestiture-related and non-recurring expenses(4)	12,620	3,195	32,427	9,993
Impairment of intangible assets(5)	40,700	26,000	40,700	26,000
Impairment of property, plant and equipment, net(6)	—	—	172	2,994
(Gain) loss on sales of assets(7)	—	(15,513)	36,282	(2,867)
(Gain) impairment on assets held for sale(8)	(1,800)	27,800	(1,800)	27,800
Loss on sales and disposals of property, plant and equipment(9)	122	126	5,734	1,029
Tax adjustments(10)	10,460	(299)	11,954	(1,296)
Tax effects of non-GAAP adjustments(11)	(12,961)	(10,070)	(28,083)	(15,366)
Adjusted net income	$17,754	$11,733	$29,474	$18,070
Adjusted diluted earnings per share(12)	$0.21	$0.15	$0.36	$0.23
(1)	During the third quarter of 2026, upon the redemption of our 5.25% senior notes due 2027, we recognized a loss on extinguishment of debt of $1.1 million (or $0.9 million, net of tax).

Net interest expense for the third quarter and first three quarters of 2025 was reduced by $0.5 million (or $0.4 million, net of tax) and $2.3 million (or $1.7 million, net of tax), respectively, as a result of net gains on extinguishment of debt related to our repurchases of $20.0 million aggregate principal amount and $40.7 million aggregate principal amount, respectively, of our 5.25% senior notes due 2027 in open market purchases during the third quarter and first three quarters of 2025 at discounted repurchase prices, which resulted in pre-tax gains of $0.8 million and $2.9 million, respectively, partially offset by the accelerated amortization of deferred debt financing costs of $0.3 million and $0.6 million, respectively, described in footnote (2) below, for the third quarter and first three quarters of 2025.

(2)	Net interest expense for the third quarter and first three quarters of 2025 includes the accelerated amortization of deferred debt financing costs of $0.3 million (or $0.2 million, net of tax) and $0.6 million (or $0.4 million, net of tax), respectively, resulting from our repurchases of 5.25% senior notes due 2027 described in footnote (1) above.
(3)	Debt financing costs of less than $0.1 million for the third quarter and first three quarters of 2025 reflect the portion of debt financing costs incurred in connection with the refinancing of our senior secured credit facility that is included in net interest expense for the third quarter and first three quarters of 2025.
(4)	Acquisition/divestiture-related and non-recurring expenses primarily include acquisition, integration and divestiture-related expenses for prior and potential future acquisitions and divestitures, and non-recurring expenses, including separation expenses primarily relating to the retirement during the third quarter of fiscal 2026 of our former chief executive officer and workforce reductions in fiscal 2025 and 2026, other organizational restructuring expenses, and amortization of acquisition-related inventory step-up.
(5)	During the third quarter of 2026, we recorded pre-tax, non-cash impairment charges of $40.7 million (or $30.7 million, net of tax) related to the indefinite-lived intangible trademark assets for the B&M and Joan of Arc brands in connection with our divestiture of those brands.

During the third quarter of 2025, we recorded pre-tax, non-cash impairment charges of $26.0 million (or $19.6 million, net of tax) related to indefinite-lived intangible trademark assets for the Victoria and McCann’s brands.

(6)	We recorded pre-tax, non-cash impairment charges of $0.2 million (or $0.1 million, net of tax) and $3.0 million (or $2.3 million, net of tax) related to property, plant and equipment during the first three quarters of 2026 and the first three quarters of 2025, respectively.
(7)	During the first quarter of 2026, we recognized a loss on sale of assets of $36.3 million (or $27.4 million, net of tax), primarily related to the sale of the Green Giant U.S. frozen business.

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

(8)	During the third quarter of 2026, we recorded a gain of approximately $1.8 million (or $1.4 million, net of tax) related to the Green Giant Canada assets held for sale. The gain resulted from a change in the estimated fair value of the Green Giant Canada assets held for sale less the estimated cost to sell those assets. Assets held for sale are remeasured quarterly. See Note 18, “Assets Held for Sale.”

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

(9)	We recorded losses on sales and disposals of property, plant and equipment of $0.1 million and $5.7 million (or $4.3 million, net of tax) during the third quarter and first three quarters of 2026, respectively, and $0.1 million and $1.0 million (or $0.8 million, net of tax) during the third quarter and first three quarters of 2025, respectively.
(10)	During the first three quarters of 2026, we recorded a net discrete tax expense of $12.0 million, primarily related to Section 163(j) of the Internal Revenue Code of 1986 adjustments and stock-based compensation, partially offset by tax benefits related to a return-to-provision adjustment in Mexico and miscellaneous tax true-ups.

During the first three quarters of 2025, we recorded a net discrete tax benefit of $1.3 million, primarily related to a pre-transition loss under Section 987 of the Internal Revenue Code, representing the cumulative unrecognized foreign exchange loss related to our primary operating subsidiary in Canada, partially offset by tax expense related to stock-based compensation and rate changes.

(11)	Represents the tax effects of the non-GAAP adjustments listed above, assuming a tax rate of approximately 24.5%.
(12)	Our company was in a net loss position for the third quarter and the first three quarters of 2026 and the third quarter and first three quarters of 2025, therefore there are no potentially dilutive share-based compensation awards included in the calculation of diluted weighted average shares outstanding for those periods, as their effect would have been antidilutive. However, given that the adjustments described above resulted in adjusted net income for those periods, the dilutive impact of potentially dilutive share-based compensation awards is included in the calculation of adjusted diluted weighted average shares outstanding and, therefore, in the calculation of adjusted diluted earnings per share for those periods.

Segment Adjusted EBITDA and Segment Adjusted Expenses. For a discussion of segment adjusted EBITDA, segment adjusted expenses and a reconciliation of segment adjusted EBITDA to net loss, see Note 17, “Business Segment Information,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report.

Adjusted Gross Profit and Adjusted Gross Profit Percentage. Adjusted gross profit and adjusted gross profit percentage are non-GAAP financial measures used by management to measure operating performance. We define adjusted gross profit as gross profit adjusted for acquisition/divestiture-related expenses and non-recurring expenses included in cost of goods sold, and adjusted gross profit percentage as gross profit as a percentage of net sales adjusted for acquisition/divestiture-related expenses and non-recurring expenses included in cost of goods sold. These non-GAAP financial measures reflect adjustments to gross profit and gross profit as a percentage of net sales to eliminate the items identified in the reconciliation below. This information is provided in order to allow investors to make meaningful comparisons of our operating performance between periods and to view our business from the same perspective as our management. Because we cannot predict the timing and amount of these items, management does not consider these items when evaluating our performance or when making decisions regarding allocation of resources.

A reconciliation of gross profit to adjusted gross profit and gross profit as a percentage of net sales to adjusted gross profit percentage for the third quarter and first three quarters of 2026 and 2025, respectively, follows (in thousands, except percentages):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 3,	September 27,	October 3,	September 27,
	2026	2025	2026	2025
Gross profit	$108,937	$99,013	$268,461	$276,082
Acquisition/divestiture-related expenses and non-recurring expenses included in cost of goods sold(1)	2,234	(184)	10,947	2,422
Adjusted gross profit	$111,171	$98,829	$279,408	$278,504

Gross profit as a percentage of net sales	23.7%	22.5%	21.4%	21.4%
Acquisition/divestiture-related expenses and non-recurring expenses included in cost of goods sold as a percentage of net sales	0.5%	0.0%	0.9%	0.2%
Adjusted gross profit percentage	24.2%	22.5%	22.3%	21.6%
(1)	Acquisition/divestiture-related expenses and non-recurring expenses included in cost of goods sold primarily include acquisition, integration and divestiture-related expenses for prior and potential future acquisitions and divestitures, including for the College Inn and Kitchen Basics acquisition, the Green Giant U.S. frozen divestiture and the possible Green Giant Canada divestiture, and non-recurring expenses, including separation expenses primarily relating to workforce reductions in fiscal 2025 and 2026 and amortization of acquisition-related inventory step-up.

Third quarter of 2026 compared to the third quarter of 2025

Net Sales. Net sales for the third quarter of 2026 increased $20.5 million, or 4.7%, to $459.8 million from $439.3 million for the third quarter of 2025. The increase was primarily attributable to an increase in base business net sales, three months of net sales for the College Inn and Kitchen Basics brands and three months of net sales from the co-manufacturing agreement we entered into with the acquirer of the Green Giant U.S. frozen business, partially offset by the Green Giant U.S. frozen and Le Sueur U.S. divestitures.

Base business net sales for the third quarter of 2026 increased $19.4 million, or 5.0%, to $404.6 million from $385.2 million for the third quarter of 2025. The increase in base business net sales was driven by an increase in volume of $23.6 million, or 6.1% of base business net sales, partially offset by a decrease in net pricing and the impact of product mix of $3.3 million, or 0.9% of base business net sales and the negative impact of foreign currency of $0.9 million, or 0.2% of base business net sales.

Net sales for the recently acquired College Inn and Kitchen Basics brands contributed $29.0 million to our net sales for the third quarter of 2026 and net sales of our Green Giant U.S. frozen co-manufacturing agreement contributed $26.3 million of net sales in the third quarter of 2026. These net sales were partially offset by the Green Giant U.S. frozen business and the Le Sueur U.S. business, which contributed net sales during the third quarter of 2025 of $51.8 million and $2.3 million, respectively, which we divested in the first quarter of 2026 and in fiscal 2025, respectively, and are therefore not part of our third quarter of 2026 results.

Gross Profit. For the third quarter of 2026, gross profit was $108.9 million, or 23.7% of net sales, and adjusted gross profit was $111.2 million, or 24.2% of net sales. For the third quarter of 2025, gross profit was $99.0 million, or 22.5% of net sales, and adjusted gross profit was $98.8 million, or 22.5% of net sales. Gross profit as a percentage of net sales and adjusted gross profit percentage increased due to the acquisition of the higher margin College Inn and Kitchen Basics brands and the divestiture of the lower margin Green Giant U.S. frozen business. Gross profit and adjusted gross profit also increased in part due to increased base business net sales and lower tariff expense, including the effect of certain tariff refunds received from the U.S. government.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $6.7 million, or 14.9%, to $51.3 million for the third quarter of 2026 from $44.6 million for the third quarter of 2025. The increase was composed of increases in acquisition/divestiture-related and non-recurring expenses of $7.9 million, consumer marketing expenses of $0.6 million, and warehousing expenses of $0.3 million, partially offset by decreases in selling expenses of $1.1 million and general and administrative expenses of $1.0 million. Expressed as a percentage of net sales, selling, general and administrative expenses increased by 1.0 percentage point to 11.2% for the third quarter of 2026, as compared to 10.2% for the third quarter of 2025.

Amortization Expense. Amortization expense decreased $0.6 million, or 11.0%, to $4.5 million for the third quarter of 2026 from $5.1 million for the third quarter of 2025.

Impairment of Intangible Assets. During the third quarter of 2026, we recorded pre-tax, non-cash impairment charges of $40.7 million related to indefinite-lived intangible trademark assets for the B&M and Joan of Arc brands in connection with our divestiture of those brands during the fourth quarter of 2026.

During the third quarter of 2025, we recorded pre-tax, non-cash impairment charges of $26.0 million related to indefinite-lived intangible trademark assets for the Victoria and McCann’s brands.

Gain on Sale of Assets. During the third quarter of 2025, we completed the Le Sueur U.S. divestiture and recognized a gain on sale of $15.5 million.

(Gain) Impairment on Assets Held for Sale. During the third quarter of 2026, we recorded a gain of approximately $1.8 million related to the Green Giant Canada assets held for sale. The gain resulted from a change in the estimated fair value of the Green Giant Canada assets held for sale less the estimated cost to sell those assets. Assets held for sale are remeasured quarterly. See Note 18, “Assets Held for Sale.”

During the third quarter of 2025, we recorded pre-tax, non-cash impairment charges of $27.8 million related to the Green Giant Canada assets held for sale.

Operating Income. As a result of the foregoing, operating income increased $3.2 million, or 29.1%, to $14.2 million for the third quarter of 2026 from $11.0 million for the third quarter of 2025. Operating income expressed as a percentage of net sales increased to 3.1% in the third quarter of 2026 from 2.5% in the third quarter of 2025.

Net Interest Expense. Net interest expense increased $7.5 million, or 20.1%, to $44.8 million for the third quarter of 2026 from $37.3 million for the third quarter of 2025. The increase was primarily attributable to an increase in average long-term debt outstanding during the third quarter of 2026 compared to the third quarter of 2025, the 11.00% interest rate on our new senior notes due 2031, and a loss on extinguishment of debt of $1.1 million during the third quarter of 2026 compared to a net gain on extinguishment of debt of $0.5 million during the third quarter of 2025.

Other Income. Other income for the third quarter of 2026 and 2025 includes the non-service portion of net periodic pension cost and net periodic post-retirement benefit costs of $1.5 million and $1.2 million, respectively.

Income Tax Expense (Benefit). Income tax expense increased $9.4 million to an income tax expense of $3.5 million for the third quarter of 2026 from an income tax benefit of $5.9 million for the third quarter of 2025. Our effective tax rate was negative 12.0% for the third quarter of 2026 and 23.6% for the third quarter of 2025.

During the third quarter of 2026, we recognized net discrete tax benefits of $3.2 million, primarily related to the tax effects of the impairment of indefinite-lived intangible trademarks, partially offset by a Section 163(j) of the Internal Revenue Code of 1986 adjustment. We expect to recognize an increase of approximately $18.4 million in our valuation allowance for fiscal 2026, inclusive of discrete items.

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

First three quarters of 2026 compared to the first three quarters of 2025

Net Sales. Net sales for the first three quarters of 2026 decreased $37.1 million, or 2.9%, to $1,252.0 million from $1,289.1 million for the first three quarters of 2025. The decrease was primarily attributable to the Green Giant U.S. frozen, Le Sueur U.S. and Don Pepino divestitures, partially offset by seven months of net sales from the co-manufacturing agreement we entered into on March 2, 2026 with the acquirer of the Green Giant U.S. frozen business, six-and-a-half months of net sales for the College Inn and Kitchen Basics brands, and an increase in base business net sales.

As a result of the divestiture of the Green Giant U.S. frozen business on March 2, 2026, net sales from the Green Giant U.S. frozen business were $137.5 million lower during the first three quarters of 2026 than the first three quarters of 2025. Net sales of the Don Pepino and Le Sueur U.S. businesses, which we divested in 2025 and are therefore not part of our first three quarters of 2026 results, were $22.6 million during the first three quarters of 2025. Partially offsetting the impact of these divestitures were seven months of net sales from the Green Giant U.S. frozen co-manufacturing agreement, which contributed $58.7 million of net sales in the first three quarters of 2026 and six-and-a-half months of net sales for the College Inn and Kitchen Basics brands, acquired on March 19, 2026, which contributed $45.1 million to our net sales for the first three quarters of 2026.

Base business net sales for the first three quarters of 2026 increased $19.7 million, or 1.8%, to $1,116.0 million from $1,096.3 million for the first three quarters of 2025. The increase in base business net sales was driven by an increase in volume of $15.2 million, or 1.4% of base business net sales, an increase in net pricing and the impact of product mix (primarily related to the Spices & Flavor Solutions business unit) of $3.4 million, or 0.3% of base business net sales, and the positive impact of foreign currency of $1.1 million, or 0.1% of base business net sales.

Gross Profit. For the first three quarters of 2026, gross profit was $268.5 million, or 21.4% of net sales, and adjusted gross profit was $279.4 million, or 22.3% of net sales. For the first three quarters of 2025, gross profit was $276.1 million, or 21.4% of net sales, and adjusted gross profit was $278.5 million, or 21.6% of net sales. Adjusted gross profit percentage increased due to the acquisition of the higher margin College Inn and Kitchen Basics brands, the divestiture of the lower margin Green Giant U.S. frozen business, and lower tariff expenses during the first three quarters of 2026 compared to the first three quarters of 2025, including the effect of certain tariff refunds.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.2 million, or 0.8%, to $142.1 million for the first three quarters of 2026 from $140.9 million for the first three quarters of 2025. The increase was composed of an increase in acquisition/divestiture-related and non-recurring expenses of $16.6 million, inclusive of an increase of $1.9 million for disposals and impairments of property, plant and equipment, partially offset by decreases in general and administrative expenses of $7.5 million, warehousing expenses of $4.9 million, selling expenses of $1.8 million, and consumer marketing expenses of $1.2 million. Expressed as a percentage of net sales, selling, general and administrative expenses increased by 0.4 percentage points to 11.3% for the first three quarters of 2026, as compared to 10.9% for the first three quarters of 2025.

Amortization Expense. Amortization expense decreased $1.9 million, or 12.6%, to $13.4 million for the first three quarters of 2026 from $15.3 million for the first three quarters of 2025.

Impairment of Intangible Assets. During the first three quarters of 2026, we recorded pre-tax, non-cash impairment charges of $40.7 million related to indefinite-lived intangible trademark assets for the B&M and Joan of Arc brands in connection with our divestiture of those brands during the fourth quarter of 2026.

During the first three quarters of 2025, we recorded pre-tax, non-cash impairment charges of $26.0 million related to indefinite-lived intangible trademark assets for the Victoria and McCann’s brands.

Loss (Gain) on Sale of Assets. During the first three quarters of 2026, we recognized a loss on sale of assets of $36.3 million, primarily related to the Green Giant U.S. frozen divestiture.

During the first three quarters of 2025, we recognized a net gain on sale of assets of $2.9 million, which includes a gain on sale of $15.5 million for the Le Sueur U.S. divestiture during the third quarter of 2025 and a loss on sale of $12.6 million for the Don Pepino divestiture during the second quarter of 2025.

(Gain) Impairment on Assets Held for Sale. During the first three quarters of 2026, we recorded a gain of approximately $1.8 million related to the Green Giant Canada assets held for sale. The gain resulted from a change in the estimated fair value of the Green Giant Canada assets held for sale less the estimated cost to sell those assets. Assets held for sale are remeasured quarterly. See Note 18, “Assets Held for Sale.”

During the first three quarters of 2025, we recorded pre-tax, non-cash impairment charges of $27.8 million related to the Green Giant Canada assets held for sale.

Operating Income. As a result of the foregoing, operating income decreased $31.0 million, or 45.1%, to an operating income of $37.9 million for the first three quarters of 2026 from an operating income of $68.9 million for the first three quarters of 2025. Operating income expressed as a percentage of net sales decreased to 3.0% in the first three quarters of 2026 from 5.3% in the first three quarters of 2025.

Net Interest Expense. Net interest expense increased $8.3 million, or 7.4%, to $119.1 million for the first three quarters of 2026 from $110.8 million for the first three quarters of 2025. The increase was primarily attributable to an increase in average long-term debt outstanding during the first three quarters of 2026 compared to the first three quarters of 2025, the 11.00% interest rate on our new senior notes due 2031, and a loss on extinguishment of debt of $1.1 million during the first three quarters of 2026 compared to a net gain on extinguishment of debt of $2.3 million during the first three quarters of 2025. During the first three quarters of 2026, net interest expense was also negatively impacted in connection with our debt refinancing because the 11.00% senior notes due 2031 were issued on June 10, 2026, prior to redemption of our 5.25% senior notes due 2027, and therefore during a 24-day period, we incurred interest expense on both sets of notes, which was only partially offset by interest earned on the net proceeds of the issuance of the 11.00% senior notes due 2031.

Other Income. Other income for the first three quarters of 2026 and 2025 includes the expected return on pension plan assets and the amortization of unrecognized gain less the interest cost on the projected benefit obligation of $4.6 million and $3.5 million, respectively.

Income Tax Benefit. Income tax benefit decreased $2.7 million to $7.6 million for the first three quarters of 2026 from $10.3 million for the first three quarters of 2025. Our effective tax rate was 9.9% for the first three quarters of 2026 and 26.8% for the first three quarters of 2025.

During the first three quarters of 2026, we recognized net discrete tax benefits totaling $12.4 million, primarily related to $8.9 million of net tax benefits associated with the Green Giant U.S. Frozen divestiture, $3.0 million of net tax benefits related to the impairment of indefinite-lived intangible trademarks, partially offset by a Section 163(j) of the Internal Revenue Code of 1986 adjustment, a $0.8 million tax benefit related to a return-to-provision adjustment in Mexico and other miscellaneous tax benefits, partially offset by $2.3 million of tax expense related to stock-based compensation. We expect to recognize an increase of approximately $18.4 million in our valuation allowance for fiscal 2026, inclusive of discrete items.

Our effective tax rate of 26.8% for the first three quarters of 2025 was primarily due to a lower pre-tax loss relative to the tax benefits recognized during the first three quarters of 2025. This was primarily driven by non-recurring net discrete tax benefits totaling $13.7 million, consisting of $18.8 million of discrete tax benefits, net of $5.1 million of discrete tax expenses. The discrete tax benefits of $18.8 million included $13.2 million related to the impairment of indefinite-lived intangible trademarks and assets held for sale associated with Green Giant Canada, $3.1 million related to the loss on the Don Pepino divestiture, $2.1 million related to a pre-transition loss under Section 987 of the Internal Revenue Code, representing the cumulative unrecognized foreign exchange loss related to our primary operating subsidiary in Canada, and other tax benefits. These benefits were partially offset by discrete tax expenses totaling $5.1 million, primarily related to the gain on the Le Sueur U.S. divestiture, stock-based compensation and rate changes.

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

Specialty Segment Results. Specialty segment results were as follows (dollars in thousands):

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	October 3,	September 27,			October 3,	September 27,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Specialty segment net sales	$163,039	$150,526	$12,513	8.3%	$422,740	$419,785	$2,955	0.7%
Specialty segment adjusted expenses	129,151	112,802	16,349	14.5%	339,018	315,891	23,127	7.3%
Specialty segment adjusted EBITDA	$33,888	$37,724	$(3,836)	(10.2)%	$83,722	$103,894	$(20,172)	(19.4)%

The increase in Specialty segment net sales for the third quarter and first three quarters of 2026 was primarily due to increased volumes in the Specialty portfolio, inclusive of increased institutional bulk vegetable oil sales, partially offset by a decrease in net pricing and the impact of product mix. For the first three quarters of 2026, the increase was also partially offset by the divestiture of the Don Pepino business, which generated $5.3 million of net sales in the first three quarters of 2025.

The decrease in Specialty segment adjusted EBITDA for the third quarter and first three quarters of 2026 was primarily due to higher oil input costs for the Crisco brand, increased transportation and logistics costs due to rising diesel fuel prices, and the Don Pepino divestiture.

Meals Segment Results. Meals segment results were as follows (dollars in thousands):

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	October 3,	September 27,			October 3,	September 27,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Meals segment net sales	$140,608	$109,966	$30,642	27.9%	$358,213	$320,187	$38,026	11.9%
Meals segment adjusted expenses	110,830	86,087	24,743	28.7%	282,677	245,589	37,088	15.1%
Meals segment adjusted EBITDA	$29,778	$23,879	$5,899	24.7%	$75,536	$74,598	$938	1.3%

The increase in Meals segment net sales for the third quarter and first three quarters of 2026 was primarily due to the College Inn and Kitchen Basics acquisition, which contributed $29.0 million and $45.1 million, of net sales for the third quarter and first three quarters of 2026, respectively, and an increase in net pricing and the impact of product mix, offset in part by lower volumes across the Meals segment in the aggregate for the first three quarters of 2026, after excluding the benefit of the net sales from the College Inn and Kitchen Basics acquisition. Net sales for the third quarter of 2026 were also positively impacted by an increase in volumes across the Meals segment in the aggregate, as well as the positive impact on volumes from the College Inn and Kitchen Basics acquisition.

The increase in Meals segment adjusted EBITDA for the third quarter and first three quarters of 2026 was primarily due to the increase in Meals segment net sales, primarily attributable to the College Inn and Kitchen Basics acquisition and an increase in overall net pricing for the Meals segment, partially offset by, among other things, increases in certain raw material costs, coupled with increased transportation and logistics costs due to rising diesel fuel prices.

Frozen & Vegetables Segment Results. Frozen & Vegetables segment results were as follows (dollars in thousands):

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	October 3,	September 27,			October 3,	September 27,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Frozen & Vegetables segment net sales	$54,458	$77,398	$(22,940)	(29.6)%	$172,681	$259,506	$(86,825)	(33.5)%
Frozen & Vegetables segment adjusted expenses	48,726	73,223	(24,497)	(33.5)%	163,567	259,534	(95,967)	(37.0)%
Frozen & Vegetables segment adjusted EBITDA	$5,732	$4,175	$1,557	37.3%	$9,114	$(28)	$9,142	NM

The decrease in Frozen & Vegetables segment net sales for the third quarter and first three quarters of 2026 was primarily due to the Green Giant U.S. frozen divestiture (which negatively impacted net sales versus the third quarter and first three quarters of 2025 by $25.6 million and $78.8 million, respectively, net of the positive impact on net sales of our Green Giant U.S. frozen co-manufacturing agreement of $26.3 million and $58.7 million, respectively), and the Le Sueur U.S. divestiture (which negatively impacted net sales versus the third quarter and first three quarters of 2025 by $2.3 million and $17.4 million, respectively). Net sales for Green Giant Canada increased by $5.0 million, or 21.6%, and $9.8 million, or 13.6%, for the third quarter and first three quarters of 2026, respectively.

The increase in Frozen & Vegetables segment adjusted EBITDA for the third quarter and first three quarters of 2026 was primarily due to the Green Giant U.S. frozen divestiture and our Green Giant U.S. frozen co-manufacturing agreement.

Spices & Flavor Solutions Segment Results. Spices & Flavor Solutions segment results were as follows (dollars in thousands):

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	October 3,	September 27,			October 3,	September 27,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Spices & Flavor Solutions segment net sales	$101,677	$101,414	$263	0.3%	$298,359	$289,653	$8,706	3.0%
Spices & Flavor Solutions segment adjusted expenses	68,928	75,015	(6,087)	(8.1)%	204,783	212,866	(8,083)	(3.8)%
Spices & Flavor Solutions segment adjusted EBITDA	$32,749	$26,399	$6,350	24.1%	$93,576	$76,787	$16,789	21.9%

The increase in Spices & Flavor Solutions segment net sales for the third quarter and first three quarters of 2026 was primarily due to strong continued growth in private label and foodservice channels, and a moderate increase in net pricing, partially offset by declines in volumes for certain spice brands.

The increase in Spices & Flavor Solutions segment adjusted EBITDA for the third quarter and first three quarters of 2026 was primarily due to a moderate increase in net pricing, a reduction in input costs for spices relative to the first three quarters of last year, and lower tariff expenses, including the effect of certain tariff refunds received from the U.S. government. The increase was partially offset by increased transportation and logistics costs due to rising diesel fuel prices.

Unallocated Corporate Items. Unallocated corporate expenses decreased $1.5 million, or 6.8%, in the third quarter of 2026 to $20.3 million from $21.8 million for the third quarter of 2025. Unallocated corporate expenses decreased $5.6 million, or 8.4%, in the first three quarters of 2026 to $62.1 million from $67.7 million for the first three quarters of 2025.

Net Sales by Brand. The following table sets forth net sales for each of our brands whose net sales for the first three quarters of 2026 or fiscal 2025 equaled or exceeded 3% of our total net sales for those periods, and for all other brands in the aggregate (in thousands):

		Thirteen Weeks Ended		Thirty-nine Weeks Ended
		October 3,	September 27,	October 3,	September 27,
Brand(1):	Business Unit:	2026	2025	2026	2025
Crisco	Specialty	$79,782	$68,799	$189,541	$181,292
Green Giant(2)	Frozen & Vegetables	28,201	77,398	113,962	259,506
Ortega	Meals	30,687	32,114	90,336	97,350
Clabber Girl(3)	Specialty	29,779	29,192	82,231	80,712
Maple Grove Farms of Vermont	Meals	19,923	20,534	61,147	60,829
Cream of Wheat	Meals	17,954	16,972	52,381	51,326
Dash	Spices & Flavor Solutions	13,108	13,951	40,281	43,728
All other brands(4)	All Business Units	240,348	180,344	622,114	514,388
Total		$459,782	$439,304	$1,251,993	$1,289,131

(1)	Net sales for each brand includes branded net sales and, if applicable, any private label and foodservice net sales attributable to the brand.
(2)	Also includes net sales for the Le Sieur brand in Canada and, until August 1, 2025, the Le Sueur brand in the United States. On March 2, 2026, we completed the sale of the Green Giant U.S. frozen business to Seneca Foods Corporation. On August 1, 2025, we completed the sale of the Le Sueur U.S. shelf-stable vegetable brand to McCall Farms. See footnote (4) below.
(3)	Includes net sales for multiple brands acquired as part of the Clabber Girl acquisition that we completed on May 15, 2019, including, among others, the Clabber Girl, Rumford, Davis, Hearth Club and Royal brands of retail baking powder, baking soda and corn starch, and the Royal brand of foodservice dessert mixes.
(4)	Also includes net sales not attributable to any of our brands. For example, for the third quarter and first three quarters of 2026, also includes net sales from our co-manufacturing agreement with Seneca Foods Corporation pursuant to which we are continuing to produce certain Green Giant frozen vegetable products at our frozen vegetable manufacturing facility in Irapuato, Mexico, which was not included as part of the Green Giant U.S. frozen divestiture.

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

Cash Flows

Net Cash Provided by Operating Activities. Net cash provided by operating activities increased $23.6 million to $29.6 million for the first three quarters of 2026, as compared to $6.0 million for the first three quarters of 2025. The increase was primarily driven by improved operating results, including higher base business net sales, and favorable changes in working capital during the first three quarters of 2026 as compared to the first three quarters of 2025, primarily related to accrued expenses, inventories, prepaid expenses and other current assets, and trade accounts payable, partially offset by an unfavorable change in trade accounts receivable.

Net Cash (Used in) Provided by Investing Activities. Net cash used in investing activities increased $113.1 million to $66.0 million of net cash used in investing activities for the first three quarters of 2026, as compared to $47.1 million of net cash provided by investing activities for the first three quarters of 2025. The increase was primarily attributable to the $109.7 million purchase price we paid for the College Inn and Kitchen Basics acquisition and an $8.5 million decrease in proceeds from sales of assets (primarily related to the $61.5 million of proceeds we received from the Green Giant U.S. frozen divestiture during the first three quarters of 2026 as compared to the $69.7 million of combined proceeds we received from the Le Sueur U.S. and Don Pepino divestitures during the first three quarters of 2025), partially offset by a $5.1 million decrease in capital expenditures in the first three quarters of 2026 as compared to the first three quarters of 2025.

Net Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities increased $85.5 million to $42.1 million of net cash provided by financing activities for the first three quarters of 2026, as compared to $43.4 million of net cash used in financing activities for the first three quarters of 2025. The increase was primarily driven by a $98.5 million increase in net cash flows from long-term debt, consisting of proceeds from borrowings, net of redemptions, repurchases and repayments, and a $7.1 million decrease in dividends paid, partially offset by a $17.5 million increase in payments of debt financing costs.

Cash Income Tax Payments, Net of Refunds. We believe that we will realize a benefit to our cash taxes payable from amortization of our trademarks, goodwill and other intangible assets for the taxable years 2026 through 2038. We also take material annual deductions for net interest expense due to our substantial indebtedness. However, the U.S. Tax Cuts and Jobs Act enacted in 2017 limits the deduction for net interest expense incurred by a corporate taxpayer to 30% of the taxpayer’s adjusted taxable income. We have been subject to the interest expense deduction limitation for the past three fiscal years and, even though the One Big Beautiful Bill Act (OBBBA) enacted on July 4, 2025 restores the earnings before interest, taxes, depreciation and amortization (EBITDA) calculation for purposes of determining interest expense deduction limitations, we expect to continue to be subject to the interest expense deduction limitation in fiscal 2026 and future years. During fiscal 2025, we increased our valuation allowance by $4.6 million. We expect to recognize an increase of approximately $18.4 million in our valuation allowance for fiscal 2026, inclusive of discrete items. See “One Big Beautiful Bill Act” above for a discussion of the impact and expected impact of the OBBBA on our cash income tax payments, net of refunds, including the impact the OBBBA had in fiscal 2025 and the first three quarters of 2026, and is expected to have in the remainder of fiscal 2026 and beyond, on our interest expense deductions and our cash taxes.

In addition, changes in U.S. federal tax policy or, with respect to the interest deduction, changes in our net interest expense relative to our adjusted taxable income could eliminate, limit or reduce our ability to deduct the amortization of goodwill and certain intangible assets or interest expense on our substantial indebtedness. Any reduction in these deductions, or an increase in our corporate tax rate, could increase our cash taxes payable, significantly reduce our future liquidity and adversely affect our ability to make interest and dividend payments, which could have a material adverse effect on our business, consolidated financial condition, results of operations and liquidity.

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

For the first three quarters of 2026 and 2025, we had net cash provided by operating activities of $29.6 million and $6.0 million, respectively, and paid dividends of $38.3 million and $45.4 million, respectively.

Beginning with the dividend payment declared on May 11, 2026 and paid on July 30, 2026, the current intended dividend rate for our common stock has been reduced from $0.76 per share per annum to $0.38 per share per annum.

Including the dividend payment that we made in the fourth quarter on October 30, 2026, we paid $46.0 million of dividends in fiscal 2026. Based upon our current intended dividend rate of $0.38 per share per annum and our current number of outstanding shares, we expect our aggregate dividend payments in fiscal 2027 to be approximately $30.8 million.

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

Future Capital Needs

We are highly leveraged. On October 3, 2026, the aggregate principal amount of our long-term debt (including current portion) of $2,070.3 million, net of our cash and cash equivalents of $61.7 million, was $2,008.6 million. Stockholders’ equity as of that date was $354.6 million.

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

We expect to make capital expenditures of approximately $25.0 million or less in the aggregate during fiscal 2026. During the first three quarters of 2026, we incurred capital expenditures of $19.0 million, of which $17.8 million was paid in cash. Our projected capital expenditures for fiscal 2026 primarily relate to asset sustainability projects, cost savings initiatives, information technology (hardware and software), including cybersecurity, and environmental compliance.

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

Supplemental Financial Information about B&G Foods and Guarantor Subsidiaries

As further discussed in Note 6, “Long-Term Debt,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report, our obligations under the 8.00% senior secured notes due 2028 and the 11.00% senior notes due 2031 are jointly and severally and fully and unconditionally guaranteed on a senior basis by all of our existing and certain future domestic subsidiaries, which we refer to in this section as the guarantor subsidiaries. The guarantees of the 8.00% senior secured notes due 2028 are senior secured guarantees, and the guarantees of the 11.00% senior notes due 2031 are senior unsecured guarantees. Our foreign subsidiaries are not guarantors, and any future foreign or partially owned domestic subsidiaries will not be guarantors, of the 8.00% senior secured notes due 2028 or the 11.00% senior notes due 2031. In this section, we refer to these foreign subsidiaries and future foreign or partially owned domestic subsidiaries as the non-guarantor subsidiaries. See Note 6, “Long-Term Debt,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report.

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

The following tables present summarized unaudited financial information on a combined basis for B&G Foods and each of the guarantor subsidiaries described above after elimination of (1) intercompany transactions and balances among B&G Foods and the guarantor subsidiaries and (2) investments in any subsidiary that is a non-guarantor (in thousands):

	October 3,	January 3,
	2026	2026
Current assets(1)	$686,785	$652,802
Non-current assets	2,041,140	2,027,967
Current liabilities(2)	$285,871	$227,742
Non-current liabilities	2,244,404	2,157,385
(1)	Current assets include amounts due from non-guarantor subsidiaries of $49.2 million and $50.4 million as of October 3, 2026 and January 3, 2026, respectively.
(2)	Current liabilities include amounts due to non-guarantor subsidiaries of $59.5 million and $26.8 million as of October 3, 2026 and January 3, 2026, respectively.

	Thirty-nine Weeks Ended
	October 3,	September 27,
	2026	2025
Net sales	$1,148,692	$1,197,012
Gross profit	274,350	273,598
Operating income	33,344	69,814
Loss before income taxes	(81,173)	(37,415)
Net loss	$(73,201)	$(27,384)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Changes in interest rates impact our fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas for variable rate debt, a change in interest rates will impact interest expense and cash flows. At October 3, 2026, we had $1,274.3 million of fixed rate debt and $796.0 million of variable rate debt. During the third quarter of 2026, we redeemed all $509.3 million principal amount of our 5.25% senior notes due 2027. See Note 6, “Long-Term Debt,” to our unaudited consolidated interim financial statements in Part I, Item 1 of this report.

Based upon our principal amount of long-term debt outstanding at October 3, 2026, a hypothetical 1.0% increase or decrease in interest rates would have affected our annual interest expense by approximately $8.0 million.

Cash and cash equivalents, trade accounts receivable, income tax receivable, income tax payable, trade accounts payable, accrued expenses and dividends payable are reflected on our consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

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

10.1

Retirement Agreement, dated as of August 7, 2026, between Kenneth C. “Casey” Keller and B&G Foods, Inc. (Filed as Exhibit 10.1 to B&G Foods’ Current Report on Form 8-K filed on August 11, 2026 and incorporated by reference herein).

10.2

Employment Agreement, dated as of August 10, 2026, between Robert D. Mills and B&G Foods, Inc. (Filed as Exhibit 10.2 to B&G Foods’ Current Report on Form 8-K filed on August 11, 2026 and incorporated by reference herein).

22.1	Guarantor Subsidiaries (Filed as Exhibit 22.1 to B&G Foods’ Quarterly Report on Form 10-Q for the quarter ended July 4, 2026, filed on August 12, 2026, and incorporated by reference).

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer and Chief Financial Officer.

101

The following unaudited financial information from B&G Foods’ Quarterly Report on Form 10-Q for the quarter ended October 3, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2026, formatted in iXBRL and contained in Exhibit 101.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 10, 2026	B&G FOODS, INC.

	By:	/s/ Bruce C. Wacha
Bruce C. Wacha Executive Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Authorized Officer)